Form 10-Q
period 1996-06-30
OPINION RESEARCH CORP
filed 1996-08-09
CIK 911673

United States
                    Securities and Exchange Commission
                          Washington, D.C. 20549

                                FORM 10-Q



[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996

Commission file number 0-22554
                       -------

                       OPINION RESEARCH CORPORATION
- - --------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


        Delaware                                 22-3118960
- - ------------------------              ------------------------------------
(State of incorporation)              (I.R.S. Employer Identification No.)


     23 Orchard Road
       Skillman, NJ                                08558
- - ------------------------              ------------------------------------
  (Address of principal                          (Zip Code)
    executive offices)


                               908-281-5100
- - --------------------------------------------------------------------------
            (Registrant's telephone number, including are code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that
the registrant was required to file such reports):   Yes   X    No
and; (2) has been subject to such filing requirements    ------    ------
for the past 90 days:   Yes   X     No
                            ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 4,186,072 shares as of July 31, 1996

                                   INDEX

               Opinion Research Corporation and Subsidiaries


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - June 30, 1996 and December 31, 1995

         Condensed consolidated statements of income - Three months ended June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995

         Condensed consolidated statements of cash flows - Six months ended June 30, 1996 and 1995

         Notes to consolidated financial statements - June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

               OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    (in thousands, except share amounts)
- - --------------------------------------------------------------------------
                                                 June 30,     December 31,
                                                   1996          1995
                                               ------------   ------------
                                                (unaudited)
                     ASSETS
Current Assets:
  Cash and cash equivalents                       $   342        $  340
  Accounts receivable:
   Billed                                           7,513         7,878
   Unbilled services                                5,316         3,696
                                                  -------       -------
                                                   12,829        11,574
   Less:  allowance for doubtful accounts             171           129
                                                  -------       -------
                                                   12,658        11,445
  Prepaid and other current assets                  2,244         1,495
                                                  -------       -------
Total current assets                               15,244        13,280

Property and equipment, net                         5,286         4,885
Capitalized production costs, net                     220           300
Intangibles, net                                    1,130         1,343
Goodwill, net                                       9,125         8,194
Other assets                                          581           535
                                                  -------       -------
Total assets                                      $31,586       $28,537
                                                  =======       =======

                                                 June 30,     December 31,
                                                   1996          1995
                                               ------------   ------------
                                                (unaudited)
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                $ 1,293        $ 1,392
  Accrued expenses                                  2,247          1,828
  Deferred revenues                                 2,220          1,078
  Notes payable                                     3,526          2,776
  Current maturities of obligations under
    capital leases                                    225            250
  Other current liabilities                           155            126
                                                  -------        -------
Total current liabilities                           9,666          7,450

Long term debt                                    $ 3,536        $ 3,857
Deferred interest payable                             998            804
Long term maturities of obligations under
  capital leases                                      397            489
Deferred income taxes                                 403            355
Other liabilities                                     851            837

Stockholder's Equity:
  Preferred Stock, $.01 par value, 1,000,000
    shares authorized, none issued or
    outstanding
  Common stock, $.01 par value, 10,000,000
    shares authorized, 4,231,747 shares
    issued and 4,186,072 outstanding in 1996           42             42
    and 4,231,747 issued and 4,197,122
    outstanding in 1995
  Additional paid-in capital                       14,010         14,067
  Retained earnings                                 1,822            718
  Foreign currency translation adjustment             143            125
  Treasury stock, at cost, 45,675 shares in
    1996, and 34,625 in 1995                         (282)          (207)
                                                  -------        -------
Total stockholders' equity                         15,735         14,745
                                                  -------        -------
Total liabilities and stockholders' equity        $31,586        $28,537
                                                  =======        =======

- - --------------------------------------------------------------------------

                     See notes to financial statements
/TABLE

               OPINION RESEARCH CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                              (in thousands)
                               (Unaudited)
- - --------------------------------------------------------------------------
                                                Six Months Ended June 30,
                                                   1996           1995
                                               ------------   ------------

Cash provided by (used in) operating
  activities:                                     $ 1,722        $  (152)

Cash flows from investing activities:
  Payments for acquisitions                          (752)          (891)
  Proceeds from the sale of fixed assets               12
  Capital expenditures                               (899)          (682)
                                                  -------        -------
    Net cash used in investing activities          (1,639)        (1,573)

Cash flows from financing activities:
  Issuance of note payable                                         1,410
  Repayment of note payable                        (1,031)           (51)
  Borrowings under line-of-credit facilities        7,606          4,164
  Repayment under line-of-credit facilities        (6,147)        (4,485)
  Proceeds from equipment financing                                  500
  Capital stock repurchased                          (373)
  Repayments under capitalized lease obligations     (136)          (137)
                                                  -------        -------
  Net cash provided by (used in) financing
    activities                                         81          1,401
                                                  -------        -------

Increase (decrease) in cash and cash equivalents        2           (324)
Cash and cash equivalents at beginning of period      340          1,227
                                                  -------        -------
Cash and cash equivalents at end of period        $   342        $   903
                                                  =======        =======

- - --------------------------------------------------------------------------










                     See notes to financial statements
/TABLE

               OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
            (in thousands, except share and per share amounts)
                                (Unaudited)
- - --------------------------------------------------------------------------
                                Three Months Ended      Six Months Ended
                                      June 30,              June 30,
                                  1996       1995        1996     1995
                               ---------  ---------   --------- ---------
Revenues                        $11,704    $10,198     $23,261   $22,031
Cost of revenues                  6,866      6,578      13,799    13,726
                                -------    -------     -------   -------
  Gross Profit                    4,838      3,620       9,462     8,305
Selling, general and
  administrative expenses         3,008      3,161       6,025     6,159
Depreciation and amortization       547        665       1,085     1,603
Unusual items                                3,489                 3,489
                                -------    -------     -------   -------
  Operating Income (Loss)         1,283     (3,695)      2,352    (2,946)
Interest expense, net               207        199         343       383
                                -------    -------     -------   -------
  Income (loss) before
    provision (benefit) for
    income taxes                  1,076     (3,894)      2,009    (3,329)
Provision (benefit) for
    income taxes                    490       (941)        904       665
                                -------    -------     -------   -------
Net Income (Loss)               $   586    $ 2,953     $ 1,105   $(2,664)
                                =======    =======     =======   =======

Net income (loss) per
  common share:
 Primary                        $  0.14    $ (0.69)    $  0.26   $ (0.63)
                                =======    =======     =======   =======
 Fully diluted                  $  0.13                $  0.25

                                =======                =======

Weighted average common
  shares outstanding:
 Primary                      4,247,547  4,249,064   4,288,379 4,243,910
 Fully diluted                4,936,455              4,925,057


- - --------------------------------------------------------------------------








                     See notes to financial statements
/TABLE

               OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                               June 30, 1996
                                (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December
31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - EARNINGS PER SHARE

Primary earnings per share is determined by dividing net income or loss by the weighted average common shares and stock options and warrants outstanding. Fully diluted earnings per share also take into account the conversion of convertible debentures outstanding adjusted for related interest expense. Common stock equivalents and shares attributable to the conversion of convertible debentures are not included in 1995 as their effect is anti-dilutive.

NOTE C - ACQUISITION OF STRATEGIC RESEARCH AND CONSULTING, INC.

Based on 1995 operating performance, an additional $666,621 was paid to the principals of Strategic Research and Consulting, Inc. during the second quarter of 1996. This payment consisted of a cash payment of $425,690 and the issuance of stock valued at $240,931. This payment has been recorded as goodwill and will be amortized over the 23 years remaining on the original goodwill.

NOTE D - CREDIT FACILITY

The Company has a credit facility with a U.S. Bank totaling $10,000,000. The facility allows for $4,000,000 of acquisition financing, $1,000,000 for equipment financing, and $5,000,000 for working capital. All borrowings are subject to the master credit facility which has been extended through June 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Second Quarter 1996 as Compared to Second
Quarter 1995

Revenues for the second quarter of 1996 increased $1,506,000, or 15%, from $10,198,000 in the second quarter of 1995 to $11,704,000 in the second quarter of 1996. The increase in second quarter revenues can be attributed to an improvement in general business conditions and management's redeployment of the work force to higher growth businesses in the second quarter of 1995. An increase in revenues was recorded for both domestic and international operations.

Gross profit for the three months ended June 30, 1996 increased by $1,218,000 from $3,620,000 to $4,838,000 or 34%. As a percent of revenues, gross profit increased from 36% in 1995 to 41% in 1996. This increase in gross profit is attributable to increased efficiencies associated with repetitive revenue streams as well as management's decision in the second quarter of 1995 to abandon the lower margin lines of business while restructuring and consolidating the Company's operations.

Selling, general and administrative expenses decreased from $3,161,000 to $3,008,000 for the three months ended June 30, 1996, relative to the same period in 1995. As a percent of revenues, SG&A has decreased from 31% for the three months ended June 30, 1995 to 25% for the comparable period in 1996. This decrease is due to management's efforts to control costs while increasing revenues. SG&A is expected to remain fairly constant in the immediate future.

Depreciation and amortization expense decreased from $665,000 in the second quarter of 1995 to $547,000 in the second quarter of 1996. This decrease in expense is attributable to the write-down of: capitalized production costs, obsolete fixed assets, and intangible assets associated with the unusual charge taken in the second quarter of 1995.

For the three months ended June 30, 1995, the Company took a one-time pre-tax charge of $3,489,000 ($2,093,000 after-tax charge) for items associated with the restructuring and consolidation of operations. This amount included non-cash charges of $2,596,000 for write-downs of the following: capitalized production costs of $1,958,000, obsolete fixed assets of $178,000, and other intangibles of $460,000. Also included in the charge is a provision for the abandonment of leases of $414,000, severance of $380,000, and other miscellaneous charges of $99,000. No such unusual charge was recorded for 1996.

Results of Operations - Six Months Year-to-Date 1996 as Compared to Six Months Year-to-Date 1995.

Revenues for the first six months of 1996 increased $1,230,000, or 6%, as compared to the first six months of 1995. The six month increase in revenues can be attributed to an improvement in general business conditions and management's redeployment of the work force to higher growth businesses in the second quarter of 1995. This six month increase reflects domestic growth and a slight downturn in international operations which occurred in the first quarter of 1996.

Gross profit for the six months ended June 30, 1996 increased by $1,157,000 from $8,305,000 to $9,462,000 or 14%. As a percent of revenues, gross profit increased from 38% in 1995 to 41% in 1996. This increase in gross profit is attributable to increased efficiencies associated with repetitive revenue streams as well as management's decision in the second quarter of 1995 to abandon the lower margin lines of business while restructuring and consolidating the company's operations.

Selling, general and administrative expenses decreased from $6,159,000 to $6,025,000 for the six months ended June 30, 1996, relative to the same period in 1995. As a percent of revenues, SG&A has decreased from 28% for the six months ended June 30, 1995 to 26% for the comparable period in 1996. This decrease is primarily due to the management's efforts to control costs while increasing revenues. SG&A is expected to remain fairly constant in the immediate future.

Depreciation and amortization expense decreased from $1,603,000 to $1,085,000 for the six months ended June 30, 1996, relative to the same period in 1995. This decrease in expense is attributable to the write-down of: capitalized production costs, obsolete fixed assets, and intangible assets associated with the unusual charge taken in the second quarter of 1995.

For the six months ended June 30, 1995, the Company took a one-time pre-tax charge of $3,489,000 ($2,093,000 after-tax charge) for items associated with the restructuring and consolidation of operations. This amount included non-cash charges of $2,596,000 for the write-downs of the following: capitalized production costs of $1,958,000, obsolete fixed assets of $178,000, and other intangibles of $460,000. Also included in the charge is a provision for the abandonment of leases of $414,000, severance of $380,000, and other miscellaneous charges of $99,000. No such unusual charge was recorded for 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities for the first six months of 1996 were $1,722,000.

Based on 1995 operating performance, an additional $666,621 was paid to the principals of Strategic Research and Consulting, Inc. during the second quarter of 1996. This payment consisted of a cash payment of $425,690 and the issuance of stock valued at $240,931. This payment has been recorded as goodwill and will be amortized over the 23 years remaining on the original goodwill.

Significant financing and investing activities for the first six months of 1996 included capital expenditures of $899,000, net borrowings of $1,459,000 under a Line of Credit agreement, a net decrease of $1,031,000 in notes payable, stock repurchases of $373,000 and the issuance of treasury shares valued at $489,500.

The Company has a credit facility with a U.S. Bank totaling $10,000,000. The facility allows for $4,000,000 of acquisition financing, $1,000,000 for equipment financing, and $5,000,000 for working capital. All borrowings are subject to the master credit facility which has been extended through June 30, 1997. The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings
           None.

Item 2.  Changes in Securities
           None.

Item 3.  Defaults upon Senior Securities
           None.

Item 4.  Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Stockholders of ORC was held on June 18, 1996 at the Company's headquarters for the following purposes:

           1.   To elect three directors to serve until the 1999
                Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected and qualified.

                -- Michael R. Cooper
                -- John F. Short
                -- Stephen A. Greyger

           2.   To approve an amendment to the Opinion Research
                Corporation 1993 stock incentive plan.

           3. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the 1996 fiscal year.

           All questions were approved by the stockholders with a majority in excess of 95% of votes cast.

Item 5.  Other Information
           None.

Item 6.  Exhibits and Reports on Form 8-K

           a) (11)  Statement regarding computation of per share
                        earnings

              (27)  Financial data schedule (EDGAR version only)

           b) Reports on Form 8-K
              None

               OPINION RESEARCH CORPORATION AND SUBSIDIARIES
       Exhibit (11)-Statement Re: Computation of Earnings per Share
- - --------------------------------------------------------------------------
                                Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                  1996       1995        1996      1995
                               ---------  ---------   ---------  ---------
                                 (000's omitted, except per share data)

Primary:
Average shares outstanding       4,170       4,232       4,159      4,232
Net effect of dilutive stock
  options based on the
  treasury stock method             78          17          69         11
                                 -----     -------       -----      -----
Totals                           4,248       4,249       4,228      4,243

Net income (loss)                $ 586     $(2,953)     $1,105    $(2,664)
Per share amount                 $0.14     $ (0.69)     $ 0.26    $  0.63
                                 =====     =======      ======    =======

Fully diluted:  (1)
Average shares outstanding       4,170                   4,159
Net effect of dilutive stock
  options based on the
  treasury stock method            112                     112
Assumed conversion of
  convertible debentures           654                     654
                                 -----                   -----
Totals                           4,936                   4,925

Net income                       $ 586                  $1,105
Add debenture interest, net
  of tax effect                     52                     107
Totals                             638                   1,212
Per share amount                 $0.13                  $ 0.25
                                 =====                  ======

- - --------------------------------------------------------------------------

<F1>
Common stock equivalents and shares attributable to the conversion of convertible debentures are not included in 1995 as their effect is anti-dilutive.








                     See notes to financial statements

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Opinion Research Corporation
                              --------------------------------------
                                            (Registrant)



Date     August 2, 1996         JOHN F. SHORT
     ---------------------    --------------------------------------
                                John F. Short, Vice Chairman & CFO