Form 10-Q
period 1996-09-30
OPINION RESEARCH CORP
filed 1996-11-15
CIK 911673

United States
		                Securities and Exchange Commission
		                      Washington, D.C. 20549

             	                FORM 10-Q



[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1996

Commission file number 0-22554
              		       -------

                       OPINION RESEARCH CORPORATION
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


        Delaware                             		  22-3118960
------------------------	             ------------------------------------
(State of incorporation)	             (I.R.S. Employer Identification No.)

     23 Orchard Road
       Skillman, NJ                                08558
------------------------              ------------------------------------
  (Address of principal				                     (Zip Code)
    executive offices)

                               908-281-5100
--------------------------------------------------------------------------
     	   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that
the registrant was required to file such reports):   Yes   X    No
and; (2) has been subject to such filing requirements    -----     -----
for the past 90 days:  Yes   X     No
                     			   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 4,151,072  shares as of September 30, 1996

                                  INDEX

              Opinion Research Corporation and Subsidiaries


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

       	 Consolidated balance sheets - September 30, 1996 and
         December 31, 1995

       	 Condensed consolidated statements of income - Three months and nine months ended September 30, 1996 and 1995

         Condensed consolidated statements of cash flows - Nine months ended September 30, 1996 and 1995

	        Notes to condensed consolidated financial statements -
       	 September 30, 1996

Item 2.	 Management's Discussion and Analysis of Financial Condition and
       	 results of Operations

Part II. Other Information

Item 1.	 Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

             OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheets
                 (in thousands, except share amounts)
--------------------------------------------------------------------------
                                              September 30,  December 31,
                                                  1996           1995
                                               (unaudited)
                                    				      ------------   -------------
                       Assets
Current Assets:
    Cash and cash equivalents			                    $0           $340
    Accounts receivable:
       Billed                                    6,615          7,878
       Unbilled services                         6,217          3,696
                                                12,832         11,574
       Less: allowance for doubtful accounts       186            129
				                                   	       -------        -------
                                                12,646         11,445
    Prepaid and other current assets             2,270          1,495
					                                          -------	       -------
Total current assets                            14,916         13,280

Property and equipment, net                      5,292          4,885
Capitalized production costs, net                  183            300
Intangibles, net                                   997          1,343
Goodwill, net                                    9,045          8,194
Other assets                                       650            535
				                                           -------        -------
Total assets                                   $31,083 	      $28,537
					                                          =======        =======

					                                         September 30,  December 31,
                                                  1996           1995
                                               (unaudited)
					                                         -------------  ------------
          Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                            $1,437         $1,392
    Accrued expenses                             2,534          1,828
    Deferred revenues                            2,100          1,078
    Notes payable and line-of-credit facilities  3,100          2,776
    Current maturities of obligations under
      capital leases                        				   219            250
    Other current liabilities                        2            126
                                    					      -------	       -------
Total current liabilities                        9,392          7,450

Long term debt                                   3,375          3,857
Deferred interest payable                        1,099            804
Long term maturities of obligations under
  capital leases                                   345            489
Deferred income taxes                              385            355
Other liabilities                                  854            837

Stockholders' Equity:
  Preferred Stock, $.01 par value, 1,000,000
    shares authorized, none issued or
    outstanding
  Common stock, $.01 par value, 10,000,000
    shares authorized, 4,231,747 shares
    issued and 4,151,072 outstanding in 1996   	    42             42
    and 4,231,747 issued and 4,197,122
    outstanding in 1995
  Additional paid-in capital                    14,010         14,067
  Retained earnings                              1,897            718
  Foreign currency translation adjustment          145            125
  Treasury stock, at cost, 45,675 shares in
    1996 and 34,625 in 1995                  			  (461)          (207)
					                                          -------	       -------
Total stockholders' equity                      15,633         14,745
					                                          -------	       -------
Total liabilities and stockholders' equity     $31,083        $28,537
					                                          =======	       =======
--------------------------------------------------------------------------



	             	     See notes to financial statements

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
             (in thousands, except share and per share amounts)
                                 (Unaudited)
--------------------------------------------------------------------------
	                                Three Months Ended      Nine Months Ended
                                   September 30,          September 30,
                                  1996       1995        1996       1995
			                            	-------     -------     -------   -------
Revenues                        $10,963     $10,460     $34,224   $32,491
Cost of revenues                  6,840       5,927      20,639    19,653
		                              -------     -------    	-------   -------
  Gross Profit                    4,123       4,533      13,585    12,838
Selling, general and
  administrative expenses      	  3,156       3,099       9,181     9,258
Depreciation and amortization       566         531       1,651     2,134
Unusual items                             		              3,489
			                              ------	    -------	    -------	  -------
  Operating Income (Loss)           401         903       2,753    (2,043)
Interest expense, net               195         191         538       574
				                            -------    -------	     -------   -------
  Income (loss) before
    provision (benefit) for
    income taxes                    206         712       2,215    (2,617)
Provision (benefit) for
    income taxes  		                132         142       1,036      (523)
			                              ------	    -------     -------   -------
Net Income (Loss)                   $74        $570      $1,179   ($2,094)
                            				=======	    =======	    =======   =======

Net income (loss) per
  common share:
  Primary                         $0.02       $0.13       $0.28    ($0.49)
			                             ======= 	   =======    	=======	  =======
  Fully diluted                   $0.02       $0.13       $0.27
                                =======     =======      ======	  =======

Weighted average common
 shares outstanding:
  Primary                      4,180,687  4,251,576   4,220,359 4,245,132
  Fully diluted                4,870,239  4,918,347   4,904,321

--------------------------------------------------------------------------



                      	See notes to financial statements

               OPINION RESEARCH CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                              (in thousands)
                                (Unaudited)
--------------------------------------------------------------------------
                                               	  Nine Months Ended
                                                    September 30,
                                               	1996             1995
					                                        ----------      -----------
Cash provided by (used in) operating
 activities:  				                             	$2,684            ($989)

Cash flows from investing activities:
  Payments for acquisitions                       (752)            (891)
  Proceeds from the sale of fixed assets            12
  Capital expenditures                          (1,228)          (1,027)
                                    					       -------	         -------
   Net cash (used in) investing activities      (1,968)          (1,918)

Cash flows from financing activities:
  Issuance of note payable                                        1,410
  Repayment of note payable                     (1,192)            (103)
  Borrowings under line-of-credit facilities    11,379            7,035
  Repayment under line-of-credit facilities    (10,496)          (6,211)
  Proceeds from equipment financing                                 777
  Capital stock repurchased                       (551)
  Repayments under capitalized lease
    obligations   	                          			  (196)            (223)
                                   					       -------	         -------
   Net cash (used in) provided by financing
     activities			                            		(1,056)           2,685
					                                          -------	         -------

(Decrease) in cash and cash equivalents           (340)            (222)
Cash and cash equivalents at beginning
 of period                          				           340            1,227
					                                           ------		        -------
Cash and cash equivalents at end of period          $0           $1,005
	                                   				       ======= 	        =======

--------------------------------------------------------------------------



                     See notes to financial statements

             OPINION RESEARCH CORPORATION AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                           September 30, 1996
                        	      (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - EARNINGS PER SHARE

Primary earnings per share is determined by dividing net income by the weighted average common shares and stock options and warrants outstanding. Fully diluted earnings per share also take into account the conversion of convertible debentures outstanding adjusted for related interest expense. Common stock equivalents and shares attributable to the conversion of convertible debentures are not included in the earnings per share calculation for the nine months ended September 30, 1995 as their effect is anti-dilutive.

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

NOTE D - CREDIT FACILITY

The Company has a credit facility with a U.S. Bank totaling $10,000,000. The facility allows for $4,000,000 of acquisition financing, $1,000,000 for equipment financing, and $5,000,000 for working capital. All borrowings are subject to the credit facility which has been extended through June 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

Results of Operations - Third Quarter 1996 as Compared to Third Quarter
1995

Revenues for the third quarter of 1996 increased $503,000, or 5%, from $10,460,000 in the third quarter of 1995 to $10,963,000 in the third quarter of 1996. This increase in third quarter revenues can be attributed to an improvement in general business conditions. Both domestic and international operations had an increase in revenues.

Gross profit for the three months ended September 30, 1996 decreased by $410,000 from $4,533,000 to $4,123,000 or 9%. As a percent of revenues, gross profit decreased from 43% in 1995 to 38% in 1996. This decrease is due to an increase in direct costs associated with increased staffing levels. The increased staffing levels are in anticipation of a major contract which has yet to be awarded. Future revenue growth is expected to increase the Company's gross profit as a percent of revenue, as well as in absolute terms.

Selling, general and administrative expenses increased from $3,099,000 to $3,156,000 for the three months ended September 30, 1996, relative to the same period in 1995. As a percent of revenues, SG&A has decreased from 30% for the three months ended September 30, 1995 to 29% for the comparable period in 1996. SG&A is expected to remain fairly constant in the immediate future. As a percent of revenues, SG&A should decrease as revenues increase.

Results of Operations - Nine Months Year-to-Date 1996 as Compared to Nine Months Year-to-Date 1995

Revenues for the first nine months of 1996 increased $1,733,000, or 5%, as compared to the first nine months of 1995. This nine-month increase in revenues can be attributed to an improvement in general business conditions and management's redeployment of the work force to higher growth businesses in the second quarter of 1995. This nine-month increase reflects both domestic and international growth.

Gross profit for the nine months ended September 30, 1996 increased by $747,000 from $12,838,000 to $13,585,000 or 6%. As a percent of revenues, gross profit has remained constant from 1995 to 1996 at 40%. Increased gross profit associated with repetitive revenue streams as well as management's decision in the second quarter of 1995 to abandon lower margin work has been offset by increased staffing levels, as previously described. Gross profit as a percent of revenue is expected to increase as revenues increase to absorb the additional headcount.

Selling, general and administrative expenses decreased from $9,258,000 to $9,181,000 for the nine months ended September 30, 1996, relative to the same period in 1995. As a percent of revenues, SG&A has decreased from 28% for the nine months ended September 30, 1995 to 27% for the comparable period in 1996. SG&A is expected to remain fairly constant in the immediate future.

Depreciation and amortization expense decreased from $2,134,000 to $1,651,000 for the nine months ended September 30, 1996, relative to the same period in 1995. This decrease in expense is attributable to the write-downs of the following: capitalized production costs, obsolete fixed assets, and intangible assets associated with the unusual charge taken in the second quarter of 1995.

For the nine months ended September 30, 1995, the Company took a one-time pre-tax charge of $3,489,000 ($2,093,000 after-tax charge) for items associated with the restructuring and consolidation of operations. This amount included non-cash charges of $2,596,000 for the write-downs of the following: capitalized production costs of $1,958,000, obsolete fixed assets of $178,000, and other intangibles of $460,000. Also included in the charge is a provision for the abandonment of leases of $414,000, severance of $380,000, and other miscellaneous charges of $99,000. No such unusual charge was recorded for 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities for the first nine months of 1996 were $2,684,000.

Based on 1995 operating performance, an additional $666,621 was paid to the principals of Strategic Research and Consulting, Inc., during the second quarter of 1996. This payment consisted of a cash payment of $425,690 and the issuance of stock valued at $240,931. This payment has been recorded as goodwill and will be amortized over the 23 years remaining on the original goodwill.

Significant financing and investing activities for the first nine months of 1996 included capital expenditures of $1,228,000 and net borrowings of $883,000 under the Company's credit facility. The Company reduced its notes payable by $1,192,000 and repurchased $551,000 of the Company's common shares.

The Company has a credit facility with a U.S. Bank totaling $10,000,000. The facility allows for $4,000,000 of acquisition financing, $1,000,000 for equipment financing, and $5,000,000 for working capital. Current borrowings under the working capital facility are $2,682,000. All borrowings are subject to the credit facility which has been extended through June 30, 1997. The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

PART II:  OTHER INFORMATION


Item 1.	Legal Proceedings
          None.

Item 2.	Changes in Securities
          None.

Item 3.	Defaults upon Senior Securities
          None.

Item 4.	Submission of Matters to a Vote of Security Holders
          None.

Item 5.	Other Information
          None.

Item 6.	Exhibits and Reports on Form 8-K

          a) (11) Statement regarding computation of per share earnings

	            (27) Financial data schedule (EDGAR version only)

          b) Reports on Form 8-K

             One report filed September 27, 1996 describing a Shareholder Rights Plan adopted September 13, 1996. Attendant to the filing was a copy of the Rights Agreement dated as of September 13, 1996 which included:

             The Form of Certificate of Designation, preferences and rights of Series A Junior Participating Preferred Stock of Opinion Research Corporation.

             The Form of Rights Certificate.

             The Summary of Rights to Purchase Series A Junior
             Participation Preferred Stock.

              OPINION RESEARCH CORPORATION AND SUBSIDIARIES
       Exhibit (11)-Statement Re: Computation of Earnings per Share
--------------------------------------------------------------------------
                                  Three Months Ended  Nine Months Ended
                                     September 30,      September 30,
                                    1996       1995     1996      1995
                            				  -------    -------  ------- 	--------
                                  (000's omitted, except per share data)
Primary:
Average shares outstanding         4,181      4,232    4,166     4,232
Net effect of dilutive stock
 options based on the treasury
 stock method 	               		      35         20       54        13
				                              ------     ------   ------   	------
Totals                             4,216      4,252    4,220     4,245
				                              ======     ======   ======    ======

Net income (loss)                    $74       $570   $1,179   ($2,094)
Per share amount                   $0.02      $0.13    $0.28    ($0.49)
                            				  ======     ======   ======    ======
Fully diluted: (1)
Average shares outstanding         4,181      4,232    4,166
Net effect of dilutive stock
 options based on the treasury
 stock method     	                   35         32       84
Assumed conversion of
convertible debentures        		     654        654      654
				                              ------     ------   ------
Totals                             4,870      4,918    4,904
				                              ======     ======   ======

Net income                           $74       $570   $1,179
Add debenture interest, net of
 tax effect                  			      54         55      162
				                              ------     ------   ------
Totals                              $128       $625   $1,341
				                              ======     ======   ======
Per share amount (2)               $0.02      $0.13    $0.27
				                              ======     ======   ======
--------------------------------------------------------------------------

<F1>
Common stock equivalents and shares attributable to the conversion of convertible debentures are not included in 1995 as their effect is anti-dilutive.
<F2>
Shown as $.02 as the effect of the interest attributable to the conversion of convertible debentures is anti-dilutive for the three months ending September 30, 1996.



            		      See notes to financial statements

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				                                     Opinion Research Corporation
                                      ----------------------------------
				                                             (Registrant)



Date   November 12, 1996                        John F. Short
      ------------------- 	           ----------------------------------
          		                          John F. Short, Vice Chairman & CFO