Form 10-K
period 1996-12-31
OPINION RESEARCH CORP
filed 1997-03-27
CIK 911673

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                      or

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to_____

                        Commission file number  0-22554
                                               --------

                         OPINION RESEARCH CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                               22-3118960
    -----------------------                    ------------------

(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

23 Orchard Road, Skillman, New Jersey                     08558
-------------------------------------                   ----------
(Address of principal executive offices)                (ZIP Code)

Registrant's telephone number, including area code: (908) 281-5100
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:
                                     None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                             ---

Readers of this report should be aware that the following important factors, among others, in some cases have affected, and in the future could affect the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the
Company:

     Reliance on Key Clients. The Company's success is dependent upon its ability to maintain its existing clients and obtain new clients. The loss of one or more of the Company's large clients or a significant reduction in business from such clients could have a material adverse effect on the Company. The Company's largest client is General Motors Corporation ("GM"). The Company's various contracts with GM accounted for 25%, 22% and 21% of the Company's revenues for the years ended 1996, 1995 and 1994, respectively. The Company's focus on attracting larger projects and establishing long-term client relationships may increase the Company's reliance on particular projects and clients. Although the Company's ongoing projects may generally be terminated by its clients at any time, funds for work completed are normally recoverable.

     Fluctuations in Demand for Company Services. Demand for the Company's services can be affected by a number of factors outside the Company's control, including marketing budgets, economic conditions, consolidations and other industry-specific trends, and changes in management or ownership of a client. As a result, the Company's revenues and operating results may fluctuate.

     Business Strategy Regarding Acquisitions and International Expansion. Part of the Company's business strategy is to expand domestically and internationally and to extend into related businesses through strategic acquisitions. There can be no assurance that the Company's services will be widely accepted as it seeks to expand in international markets. International expansion will also subject the Company to risks inherent in doing business abroad, including adverse fluctuations in currency exchange rates, limitations on asset transfer, changes in foreign regulations and political turmoil. Furthermore, there can be no assurance that the Company will be able to integrate successfully the operations of any subsequently acquired company with its own operations.

     Dependence on Key Personnel. The Company is dependent upon the efforts and skills of its Chairman and certain other key senior executives. The loss of the services of one or more of these individuals could have a material adverse effect on the Company.

     Competition. The Company faces competition in connection with most of the individual services and products it provides. Although the Company believes that no single competitor offers a comparable combination of services and products, there can be no assurance that other companies, some with greater financial resources than the Company, will not attempt to offer a range of services and products similar to those offered by the Company, or otherwise compete more effectively in the business-to-business market research and information services industry. For consumer market research services, the Company regularly experiences significant competition from a large number of competitors, including consumer market research companies, advertising agencies and business consulting firms.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock by non-affiliates of the Registrant, based on the closing sale price of its common stock on February 28, 1997, a date within 60 days prior to the date of filing, as quoted on the Nasdaq National Market, was approximately $13,468,000.*

     As of February 28, 1997, 4,143,889 shares of common stock, par value $.01 per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Part III- Portions of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Registrant's 1997 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

_______________
*Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                                    PART I

Item 1.   Business
          --------

GENERAL

          Opinion Research Corporation (the "Company" or "ORC") was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company provides market research and information services, including a focus on businesses selling primarily to other businesses. The Company assists clients in evaluating, monitoring and optimizing the effectiveness of their marketing and sales. The Company's services and products address issues such as customer satisfaction, advertising effectiveness, corporate image, competitive positioning, and new product introduction.

          The Company collects customer and market information through computer assisted telephone interviews, personal interviews, mail questionnaires and specialized techniques such as business panels. Management believes that the Company's substantive expertise in certain industries, including automotive, financial services, and telecommunications enables it to provide reliable customer and market information and advisory services to clients in those industries. The Company also believes that its recognized name and long-standing reputation enable it to obtain information from senior executives who are difficult to access.

          The Company's strategy focuses on client projects that require periodic updating and tracking of information, thereby creating the potential for higher-margin recurring revenues. The portion of the Company's revenues from such projects has grown substantially over the years to approximately 56% in 1996.

SUBSIDIARIES

          During 1996 the Company created GSR/SIA, Limited to purchase the assets of a division of an information technology company. This operating company is a wholly owned subsidiary of ORC Holdings, Limited, a holding company created in 1996 to hold the shares of all the Company's U.K. holdings. To that end, the shares of Gordon Simmons Research Group were exchanged by the Company for shares in ORC Holdings, Limited. Also during 1996, The Company purchased the stock of a Chicago based market research company that now serves as the Healthcare Practice for the Company.

          Gordon Simmons Research Group has been a subsidiary of the Company since its acquisition in August, 1993. Established in 1965, this market research company conducts studies for such companies as Ford Motor Company, Marks and Spencer, and Woolworth, plc.

          As an entree to the automotive industry, the Company acquired Strategic Research and Consulting, Inc. ("SRC") in April 1994. Parts of SRC were integrated with the Company's

Information Services Group in 1995. During 1996 the rest of SRC was merged with the Company. The acquisition of SRC brought to the Company: General Motors, Chrysler Corporation, and Harley Davidson, Inc. as first time clients.

THE COMPANY'S SERVICES AND PRODUCTS

          The Company offers a variety of services and products to assist clients with their strategies and plans for marketing and selling their products and services to businesses and consumers.

  Services

          Customer Satisfaction Measurement and Tracking. The Company assists its clients in understanding their customers' level of satisfaction with the clients' products and services. The Company's customer satisfaction services enable clients to establish specific customer-based goals and track their business performance against these goals over time. These services are used by clients to attract and retain customers and expand their customer bases. The Company provides its clients with information on the elements of products or services which are most important to their customers; on how these products and services compare with the competition; and on which customers will continue to purchase and recommend such products and services. The Company's tracking services also enable its clients to measure and determine the impact of improvement efforts.

          Image Assessment and Competitive Positioning. The Company assists its clients in assessing their image, reputation and positioning, and in differentiating them within their marketplaces. The strength of a client's image or reputation is identified through interviews with constituency groups with whom the client interacts and whose decisions influence the client's success. These groups may include customers, potential customers, distributors, suppliers, the media and the investment community.

          Advertising Evaluation and Tracking. The Company assists its clients in evaluating the effectiveness of their advertising by conducting interviews with targeted audiences. These interviews measure an audience awareness of such advertising, and its willingness to purchase and recommend the clients' products or services. This evaluation is usually tracked over a period of time. The results of this evaluation and tracking are used by clients to design and modify their advertising strategies as changes are identified over time.

          New Product Introduction. The Company assists its clients in developing plans to introduce new products by identifying the market for such products, the competitive advantages needed to penetrate the market and the optimal methods (e.g., packaging, pricing, promotion) to deliver the products to the marketplace. This is accomplished by interviewing potential customers about their needs, purchase decision processes, reactions to the product concept, price sensitivities and distribution preferences.

  Products

          The following products are used by the Company to deliver some of the services listed above and are also marketed as stand-alone products:

          Business Panels. The Company develops business panels to access executives and professionals. Panels are composed of executives and professionals who have agreed in advance to participate in an on-going series of interviews with the Company for the purpose of gathering customer and market information.

          The Company owns and operates a number of proprietary panels. The panels range in size from several hundred to several thousand panelists. These panels have been created with no predetermined end date.

          The creation of a business panel involves considerable planning, time and expense. Once established, however, it provides a significant amount of reliable information that can be collected and updated from a relatively constant source with less time and expense than would be otherwise required. As such, the Company believes that there are strong financial incentives for clients to continue using a panel.

          Business panels produce up-to-date market intelligence that can be used by the client for decisions ranging from marketing and sales strategies to "micro-marketing" plans for specific market niches or segments. Typical issues addressed by business panels include customer satisfaction, pricing and sales strategy, market receptivity to new or potential products or services and market share information.

          Shared-Cost Programs. For over 30 years, the Company has conducted shared-cost telephone survey programs, marketed under the name "CARAVAN/(R)/," in which questions from a number of clients are combined in a series of interview questionnaires. The CARAVAN/(R)/ programs provide multiple clients with high-quality, timely information at a relatively low cost.

          The general public CARAVAN/(R)/ is a weekly shared-cost national survey combining questions of clients such as advertising agencies, public affairs departments of large corporations and product managers. Typically, the information collected from the CARAVAN/(R)/ survey provides measurement and evaluation of advertising and products.

          Developed in 1994, CORPerceptions profiles the image of major corporations that serve the needs of other business establishments located in 18 countries around the world. Telephone or in-person interviews are completed annually with approximately 4,000 senior business executives selected from the largest industrial and services companies within these countries. Industries profiled by executives include automotive, brokerage services, computer hardware, electronics, information technology services, and management consulting.

          CORPerceptions' sister-study, BrandPerceptions, is an international brand equity study conducted among consumers in 16 countries throughout Asia/Pacific, Europe and North America. BrandPerceptions was conducted for the first time in 1996, and some of the world's leading companies benefited from the inaugural wave by learning more about consumer awareness, preference, satisfaction and loyalty toward their brand and competing brands in the international marketplace.

CLIENTS AND CLIENT RELATIONSHIPS

          Some of the Company's largest clients in terms of revenues generated include Bell Atlantic, Chrysler, Coopers & Lybrand, Dean Witter, EDS Corp., GE, General Motors, ITT Sheraton Corporation, Moody's Service, Inc., PNC Bank, and the U.S. Postal Service. In 1996, the Company served over 670 clients. For many clients, the Company performed multiple projects, sometimes for different subsidiaries or business units of the same client.

          In 1996, the Company was engaged by 11 divisions of GM, including GM Corporate, covering such issues as customer satisfaction, product positioning, buyer behavior, and corporate image. Collectively, these projects generated approximately 25% of the Company's revenues. GM has been a client of ORC's subsidiary, SRC, since 1985.

MARKETING

          In 1996, the Company continued with a number of initiatives to further market its services and products. These include:

          International Network. The development of an international network of affiliates increases the marketing power of the Company by utilizing local service providers that have significant market presence. Through acquisition and joint marketing/licensing agreements, the Company is hoping to further strengthen the power of its international network.

          Direct Marketing Program. The Company utilizes a direct marketing program involving seminars, mailings and telemarketing in the U.S. and the U.K to gain access to a large number of prospective clients.

               Image Building. Image building efforts speaking engagements at prominent conferences and publishing articles authored by professionals within the Company.

               WebSite. The Company has developed a "Home Page" on the World Wide web to allow prospective clients to learn about its products and services at a time of the prospective client's choosing.


COMPETITION

          Many other firms provide some of the services and products provided by the Company, typically focusing on consumer markets. However, the Company believes that no single competitor offers a comparable combination of services and products.

          The Company believes that it competes for clients based on a variety of factors, including name recognition, reputation, expertise in a variety of industries, ability to access executives and other key constituencies, ability to collect accurate and representative information, ability to enhance the value of the data collected through analysis and consulting, technological competence, reliability, promptness and efficiency. In the Company's experience, rather than price, its typical clients are interested primarily in the quality and utility of the service received.

          For consumer market research services, the Company regularly experiences significant competition from a large number of competitors, including marketing and research departments of various companies, advertising agencies and business consulting firms. Price, reputation, and quality of service are the dominant considerations.

          The Company considers the relationship with its clients as well as its know-how and expertise as invaluable assets. The Company seeks to safeguard these assets by requiring each of its senior employees to execute confidentiality and non-solicitation agreements.

GEOGRAPHIC SEGMENT INFORMATION

                                                Results of Foreign Operations
                                               --------------------------------
                                                  1996       1995       1994
                                               ----------  ---------  ---------
                                                   (DOLLARS IN THOUSANDS)
Revenues from foreign operations                 $11,963    $10,550    $11,479
  % of total Company revenues                       25.3%      23.9%      28.8%

Operating income (loss) from foreign operations     (215)      (474)       763
  % of total Company operating profit (loss)         N/A       35.3%      23.4%


Identifiable assets from foreign operations       10,077      6,786      7,340
  % of total Company asset                          30.8%      23.8%      24.0%

BACKLOG

          As of December 31, 1996, revenues expected to be received by the Company under its client contracts, which are based on budgeted amounts in those contracts, were $12,154,000, as compared to $17,903,000 as of December 31, 1995. This decline in backlog is due primarily to the timing associated with the renewal of certain projects. All of the 1996 amount is expected to be received by December 31, 1997. The Company's engagements generally are terminable by the Company's clients at any time, with the expectation of cost recovery for work completed by the Company.

EMPLOYEES

          As of December 31, 1996, the Company employed a total of 316 full-time employees and maintained a pool of part-time hourly employees in the United States and the United Kingdom of approximately 900 people. The part-time employees work as telephone interviewers and data processors. Of the full-time employees, 254 are professionals engaged in direct client service and 62 are engaged in support, administration and executive oversight.

          The Company conducts special training programs for all telephone interviewing staff and regularly monitors such staff to ensure that its high-quality standards are maintained.

          None of the Company's employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relationship with its employees is excellent.

Item 2.   Properties
          ----------

          The Company's executive offices are located in approximately 40,000 square feet of leased space in Skillman (Greater Princeton), New Jersey. The term of the lease expires in August, 2003. The Company has an option to renew the lease for five years. The Company also leases 3,000 square feet in Chicago, Illinois. This lease will expire in September, 1998. The Company maintains a telephone interviewing facility in Tucson, Arizona which it opened in November, 1994. The lease on the Tucson facility is for 16,000 square feet and expires in November, 1999 with an option to renew for an additional five years. GSR occupies approximately 16,500 square feet of leased space in London, England. The lease for such premises expires in May, 2002. Additional space is leased in Manchester and London, England by GSR/SIA Limited. The Manchester lease is for 1,500 square feet. It expires December 1999 with a five year renewal option. The London lease is for 4,000 square feet, expires December, 1998 and is renewable for eight years. SRC occupies approximately 25,000 square feet in Maumee (Greater Toledo), Ohio under a lease that expires in June, 2000 and 2,400 square feet in Detroit, Michigan that expires in May, 2000.

          The Toledo, Tucson, and London centers presently have a combined total of 298 computer assisted telephone interviewing stations which represents an 86% increase in capacity over the last three years. All of these facilities are equipped with state-of-the-art hardware and software. In a typical telephone interview, the computer assisted telephone interviewing system prompts the interviewer's sequence of questions depending on the previous answers. All responses are recorded directly into the computer, avoiding the need for subsequent data entry and enabling prompt analysis of responses. The interviewees communicate with live interviewers at all times.

          Over the past three years the Company has installed database systems and software to store information in its Toledo, Tucson, and London centers. These systems and software expand the Company's reporting capabilities and transform traditional tabular formats into graphic output, thereby improving the utility and presentation of reports as well as the turnaround times.

          The Company believes that its properties are sufficient for its current operational needs.


Item 3.   Legal Proceedings
          -----------------

          The Company is not a party to any material litigation.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

Item 4A   Executive Officers Of The Registrant
          ------------------------------------

          The current term of office of each of the Company's executive officers expires at the first meeting of the Board of Directors of the Company following the 1997 Annual Meeting of Shareholders, or as soon thereafter as each of their successors is duly elected and qualified.

          The following table sets forth certain information concerning the principal executive officers of the Company as of December 31, 1996.

     Name                      Age                      Position
     ----                      ---                      --------
Michael R. Cooper, Ph.D.        50          Chairman, President and Chief Executive
                                            Officer

John F. Short                   52          Vice-Chairman, Chief Financial Officer,
                                            Treasurer, and Secretary

Gregory C. Ellis                40          Group Chief Executive Officer -
                                            ORC Princeton Group

Gilbert A. Frisbie, Ph.D.       52          Group Managing Director - ORC
                                            SRC Automotive Group

James C. Fink, Ph.D.            52          Executive Vice President; Director

James T. Heisler, Ph.D.         50          Executive Vice President; Director

Richard I. Cornelius            35          Group Managing Director - ORC
                                            Gordon Simmons Research Group

Jeffrey T. Resnick              40          Group Managing Director - ORC
                                            Princeton Group

     Dr. Cooper joined the Company as its Chief Executive Officer in 1989 and continues to serve in that capacity. Dr. Cooper received a Ph.D. in Industrial and Organizational Psychology from The Ohio State University.

     Mr. Short joined the Company as its Chief Financial Officer in 1989 and was appointed Vice Chairman in 1992.

     Mr. Ellis joined the Company in October 1995 as the Chief Executive Officer of the Princeton Group. Prior to joining ORC, Mr. Ellis was Senior Vice President and General Manager of Testing, Analytics, and Media Services for AC Nielsen Company. Mr. Ellis holds a M.S.I.A. degree from Carnegie-Mellon University's Graduate School of Industrial Administration.

     Dr. Frisbie joined the Company in April 1994 with the acquisition of SRC, which he co-founded in 1985. Dr. Frisbie was formerly an Associate Professor of Marketing on the graduate faculty at Bowling Green State University. He received an M.B.A. from Indiana State University and a Ph.D. in Business Administration from the University of Iowa.

      Dr. Fink joined the Company in 1982. Since 1990, Dr. Fink has held various managerial positions within the Company and is currently responsible for the Corporate Image and Reputation Practice of the Princeton Group. Dr. Fink received a Ph.D. in Economics from The Pennsylvania State University.

     Dr. Heisler joined the Company in 1982. Since 1990, Dr. Heisler has held various managerial positions, and he is currently responsible for the Telecommunications and Technology Practice of the Princeton Group. Dr. Heisler received a Ph.D. in Social Psychology from Illinois Institute of Technology.

     Mr. Cornelius joined Gordon Simmons Research Group in 1984 and directed the Telecommuniciations Practice for GSR Group until he became the Group Managing Director in 1996. Mr.Cornelius received a Bachelor of Science degree, with Honors, in Sociology from Kingston University.

     Mr. Resnick joined the Company in 1984. Since 1990 Mr. Resnick has directed the Financial Services Practice for the Princeton Group. In 1996 Mr. Resnick was appointed Group Managing Director - ORC Princeton Group. Mr. Resnick holds a Master of Arts degree from Western Michigan University and a Bachelor of Science degree from Pennsylvania State University.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------
Market Information
------------------

          The Company's Common Stock has been traded on NASDAQ/NMS under the symbol "ORCI" since the Company's initial public offering on October 26, 1993. The table below sets forth the high and low sale closing for the Company's Common Stock for each of the four quarters of 1996 and 1995:

                                                       High    Low
                                                       -----  -----
            Calendar Year 1996
            ------------------
                Fourth Quarter                         $4.88  $3.13
                Third Quarter                           7.38   4.00
                Second Quarter                          7.13   6.25
                First Quarter                           7.13   5.88

            Calendar Year 1995
            ------------------
                Fourth Quarter                         $6.38  $5.50
                Third Quarter                           6.00   4.88
                Second Quarter                          6.00   4.75
                First Quarter                           5.88   4.31

          The closing price of the Company's Common Stock on February 28, 1997 was $3.25 per share. As of February 28, 1997, the Company had 61 holders of record of its Common Stock (approximately 1,100 beneficial shareholders).

Dividends
---------

          The Company has not paid any dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying dividends on its Common Stock in the foreseeable future.

Item 6.       Selected Financial Data

                            SELECTED FINANCIAL DATA
                     (In Thousands, Except Per Share Data)
================================================================================

                                                             For the Twelve Months Ended December 31,
                                                      -----------------------------------------------------
                                                        1996          1995      1994        1993      1992
                                                      -------       --------  --------    --------  -------
Operating Statement Data:
Revenues                                              $47,273        $44,101   $39,841    $24,537   $21,028

Income (loss) from continuing operations  (1)           2,425         (1,341)    3,267      1,380     1,090

Extraordinary gain on debt
   restructuring, net of tax of $90  (2)                                                      365

Net income (loss)                                        $808        ($1,669)   $1,295       $841      $441

Weighted average shares
  outstanding  (3)                                      4,213          4,254     4,243      3,063     3,024
Income (loss) before extraordinary
  gain per share                                      $  0.19         ($0.39)   $ 0.31    $  0.16   $  0.15
Extraordinary gain per share                                                                 0.12
                                                                                          -------
Net income (loss) per share                           $  0.19         ($0.39)   $ 0.31    $  0.28   $  0.15
                                                      =======       ========    ======    =======   =======
Weighted average fully diluted
  shares outstanding  (4)                               4,231                    4,875      3,599     3,601
Income before extraordinary
  gain per fully diluted share                        $  0.19                   $ 0.30    $  0.16   $  0.12
Extraordinary gain per fully diluted
  share                                                                                   $  0.10
                                                      -------                   ------    -------   -------
Net income per fully diluted
  share                                               $  0.19                   $ 0.30    $  0.26   $  0.12
                                                         ====                     ====       ====      ====

Balance Sheet Data:
Total assets                                          $32,772        $28,537   $30,674    $24,604   $12,924
Total debt                                              7,916          7,372     5,816      4,341     5,527

===============================================================================

 (1) In the second quarter of 1995, the Company took an unusual pre-tax charge of $3,489. This charge included a $1,958 write-down of capitalized production costs; $178 for the disposal of fixed assets: $460 of intangible assets associated with previous acquisitions; $380 in severance costs; $414,000 provision for the abandonment of leases: and other miscellaneous charges of $99.

 (2) In June 1993, the Company realized an extraordinary pre-tax gain of $455 resulting from the cancellation of deferred interest in accordance with an agreement with ADL.

 (3) The primary earnings per share calculations have given effect to the public offering of stock by the Company on October 26, 1993 and all related closing transactions. Fully diluted earnings per share also takes into account the conversion of convertible debentures.

 (4) Common stock equivalents and shares attributable to the conversion of convertible debentures are not included for 1996 as they expired on November 30, 1996, nor in 1995 as their effect was anti-dilutive.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

OVERVIEW

          Opinion Research Corporation was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company provides market research and information services, including a focus on businesses selling primarily to other businesses. The Company assist clients in evaluating, monitoring and optimizing the effectiveness of their marketing and sales. The Company's services and products address issues such as customer satisfaction, advertising effectiveness, corporate image, competitive positioning, and new product introduction. In August 1993 the Company acquired all of the stock of GSR, substantially increasing the Company's presence in the U.K. and expanding the international aspects of its business. In April of 1994 the Company acquired all of the stock of SRC. The SRC acquisition gave the Company access to the U.S. automotive industry. In August of 1995 the Company opened a branch office in Hong Kong and has continued to expand internationally with the acquisition of GSR/SIA Limited in the U.K. in the latter part of 1996. GSR/SIA expands the Company's capabilities in servicing international clients and introduces the Company to the U.K. public sector.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

Revenues

          Revenues increased by 7.2% to $47,273,000 in 1996 from $44,101,000 in
1995. $974, or 31%, of this increase in revenues resulted from the acquisition of GSR/SIA in London effective October 1, 1996. An additional $248, or 26.7%, of this increase can be attributed to an increase in the Company's Asian operations. The remaining increase in revenues was due to a general improvement in business condition.

Cost of Revenues

          Cost of revenues increased 12.8% to $30,281,000 in 1996 from $26,854,000 in 1995. As a percentage of total revenues, cost of revenues increased to 64.0% in 1996 from 60.9% in 1995. The increase in the cost of revenues as a percentage of total revenues was principally due to a management decision to maintain an increased workforce despite experiencing delays in certain contract awards.

Selling, General, and Administrative Expenses

          Selling, general and administrative expenses ("SG&A") decreased to $12,214,000 in 1996 from $12,422,000 in 1995. As a percentage of revenues SG&A decreased to 25.8% in 1996 from 28.2% in 1995. The decline in SG&A was the result of a deliberate strategy to control SG&A costs and increase the leverage at the SG&A line as the Company continues to expand.

Depreciation and Amortization Expense

          Depreciation and amortization expense decreased 12.1 % to $2,353,000 in 1996 from $2,677,000 in 1995. As a percentage of revenues, depreciation and amortization expense declined to 5.0% in 1996 from 6.1% in 1995. The decline in depreciation and amortization was the direct result of the write down of capitalized production cost in the second quarter of 1995 which were amortized over three years.

Unusual Charges

          There were no unusual charges in 1996. During the second quarter of 1995, the Company announced a plan to restructure and consolidate operations, concentrate resources, and better position itself to achieve its strategic growth objectives. This plan resulted in a pre-tax charge of $3,489,000. This charge included a $1,958,000 write-down of capitalized production costs related to products discontinued as a result of the restructuring; $178,000 for the disposal of obsolete fixed assets; $460,000 of intangible assets associated with previous acquisitions; $380,000 in severance costs; $414,000 provision for the abandonment of leases; and other miscellaneous charges of $99,000. Management does not anticipate incurring an additional charge such as this in the foreseeable future.

Interest Expense

          Net interest expense increased 4.3% to $777,000 in 1996 compared to $745,000 in 1995.

Provision for Income Taxes

          The provision/(benefit) for income taxes for 1996 and 1995 are $840,000 and ($417,000), respectively. The tax benefit arising from the loss in 1995 was less than the amount which results from applying the federal statutory rate to the loss primarily because of foreign losses for which no tax benefit was currently available. The provision in 1996 is higher than the amount which results from applying the federal statutory rate to income primarily because of the non-deductibility of goodwill amortization and the effect of state taxes.

          The company has recognized for financial reporting purposes deferred tax assets which consist primarily of a tax net operating loss carryforward. These deferred tax assets are expected to be realized upon the reversal of existing taxable temporary differences.

Net Income (Loss)

          Net income (loss) for the periods ending December 31, 1996 and 1995 were $808,000 and ($1,669,000), respectively. The Company's net income for the period ended December 31, 1995 was materially impacted by the unusual item discussed previously. There were no such items in 1996.


RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

Revenues

          Revenues increased by 10.7% to $44,101,000 in 1995 from $39,841,000 in
1994. A portion of this increase in revenues resulted from a full year of revenues generated by SRC, which was acquired in April of 1994. Tracking projects increased by 6.3% to $24,124,000 in 1995 from $22,697,000 in 1994.
Tracking projects decreased as a percent of total revenues to 54.7% in 1995 from 57.0% in 1994.

Cost of Revenues

          Cost of revenues increased 7.7% to $26,854,000 in 1995 from $24,932,000 in 1994. As a percentage of total revenues, cost of revenues decreased to 60.9% in 1995 from 62.6% in 1994. The decrease in the cost of revenues as a percentage of total revenues was due to a management decision to focus on higher margin business and to not pursue projects with a high proportion of sub-contracting costs.

Selling, General, and Administrative Expenses

          Selling, general, and administrative expenses ("SG&A") increased to $12,422,000 in 1995 from $9,024,000 in 1994. As a percentage of revenues, SG&A increased to 28.2% in 1995 from 22.3% in 1994. The growth in SG&A was due, in part, to a full year of costs being generated by SRC, which was acquired in April 1994. Additionally, less costs were absorbed by the capitalization of production costs in 1995.

Depreciation and Amortization Expense

          Depreciation and amortization expense increased slightly to $2,677,000 in 1995 from $2,618,000 in 1994. As a percentage of revenues, depreciation and amortization expense declined to 6.1% in 1995 from 6.6% in 1994. The decline in the relative value of depreciation and amortization was due to the write-down of capitalized production costs which were being amortized over a period of three years.

Unusual Charge

          During the second quarter of 1995, the Company announced a plan to restructure and consolidate operations, concentrate resources, and better position itself to achieve its strategic growth objectives. This plan resulted in a pre-tax charge of $3,489,000. This charge included a $1,958,000 write-down of capitalized production costs related to products discontinued as a result of the restructuring; $178,000 for the disposal of obsolete fixed assets; $460,000 of intangible assets associated with previous acquisitions; $380,000 in severance costs; $414,000 provision for the abandonment of leases; and other miscellaneous charges of $99,000. Management does not anticipate incurring an additional charge such as this in the foreseeable future.

Interest Expense

          Net interest expense for 1995 remained flat at $745,000 relative to an expense of $739,000 in 1994.

Provision for Income Taxes

          The provision/(benefit) for income taxes in 1995 and 1994 was ($417,000) and $1,146,000, respectively. The tax benefit arising from the loss in 1995 is less than the amount which results from applying the federal statutory rate to the loss primarily because of foreign losses for which no tax benefit was currently available. The provision in 1994 was higher than the amount which results from applying the federal statutory rate to income primarily because of the nondeductibility of goodwill amortization and the effect of State Taxes.

          The Company has recognized for financial reporting purposes deferred tax assets which consist primarily of a tax net operating loss carryforward. These deferred tax assets are expected to be realized upon the reversal of existing taxable temporary differences.

Net Income (Loss)

          Net income (loss) for the periods ending December 31, 1995 and 1994 were ($1,669,000) and $1,295,000, respectively. The Company's net income for the period ended December 31, 1995 was materially impacted by the unusual item discussed previously. There were no such items in 1994.

LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 1996, working capital was ($211,000), a decrease of $6,041,000 from December 31, 1995. The decrease in working capital is due primarily to the reclassification of $3,000,000 of subordinated debt and $1,203,000 of deferred interest due in May, 1997 from long term liabilities to current liabilities. The Company generated cash from operations of $5,694,000, up from $72,000 in 1995.

          Cash used in investing activities for 1996 was $5,330,000, comprised of a $667,000 payment related to the purchase of SRC, $327,000 for the purchase of the Healthcare practice, and $2,278,000 for the purchase of GSR/SIA Limited, $1,647,000 in capital expenditures, and $442,000 for capitalized production costs.

          In 1996, the Company increased net borrowings from its senior lender by $787,000. A portion of these funds were used to supplement cash generated from operations to repurchase 102,182 of shares of the Company's common stock ($579,823), to repay principal under capital lease arrangements of $257,000, and to finance the acquisitions noted previously.

          In March of 1997, the Company executed a Letter of Intent for a $15,000,000 senior debt facility to be used for acquisitions, capital expenditures, debt refinancing, and working capital. The new facility is comprised of a revolving credit line ($9,000,000) carrying an interest rate of prime plus one half percent and a five year term note ($6,000,000) carrying a rate of prime plus one and one quarter percent. The subordinated debt and deferred interest payable previously mentioned will be repaid from this credit facility. The agreement is for three years and is secured by substantially all of the assets of the Company. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

INFLATION AND FOREIGN CURRENCY EXCHANGE

          Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact through 1997. As the Company continues to expand its international operations, exposures to gains and losses from foreign currency fluctuations will increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Financial Statements are set forth at Page F-1 at the end of this Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------
          None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation
          ----------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          -----------------------------------------------------------------

          (a) The following documents are filed as part of this report.

          1.    Financial Statements                                       Page Reference
                --------------------                                       --------------
                Report of Independent Auditors                                  F-1

                Consolidated Balance Sheets as of December 31,                  F-2
                 1996 and 1995.

                Consolidated Statements of Operations for                       F-3
                 the years ended December 31, 1996, 1995,
                 and 1994.

                Consolidated Statements of Stockholders'                        F-4
                 Equity for the years ended December 31, 1996,
                 1995, and 1994.

                Consolidated Statements of Cash Flows for                       F-5
                 the years ended  December 31, 1996, 1995, and 1994.

                Notes to Consolidated Financial Statements.                     F-6

          2.    Financial Statement Schedule
                ----------------------------

                Schedule II - Valuation and Qualifying Accounts                 S-1

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or the required information is given in the Financial Statements or Notes thereto, and therefore have been omitted.

               3.   Exhibits
                    --------

Exhibit No.
-----------

    3.1 Restated Certificate of Incorporation of the Registrant - Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

    3.2 Amended and Restated By-Laws of the Registrant - Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

    9.1        Voting Trust Agreement dated June 23, 1992 between Michael R.
               Cooper and the Trustees U/I/T of Michael R. Cooper dated June 18, 1992 f/b/o Carolyn and Jordan Cooper - Incorporated by reference to Exhibit 9.1 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

    9.2 Voting Trust Agreement dated August 23, 1993 between the Registrant, Michael R. Cooper and certain members of the Registrant's Senior Management - Incorporated by reference to
               Exhibit 9.2 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

    9.3        Voting Trust Agreement by and among Michael R. Cooper and Ruth M.
               Cooper, Trustee U/I/T of Michael R. Cooper dated December 23, 1994 f/b/o Carolyn and Jordan Cooper - Incorporated by reference to Exhibit 9.3 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

  *10.1        Employment Agreement between the Registrant and Michael R.
               Cooper.

  *10.2        Employment Agreement between the Registrant and John F. Short

  *10.3        Employment Agreement between the Registrant and James C. Fink.
               Incorporated by reference to Exhibit 10.5 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

  *10.4        Employment Agreement between the Registrant and James T. Heisler.
               Incorporated by reference to Exhibit 10.6 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

  *10.5        Employment Agreement between the Registrant and Gregory C. Ellis.
               Incorporated by reference to Exhibit 10.5 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.

  *10.6 Form of Non Competition Agreement executed by the Registrant's Senior Management - Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.7        Form of Representative's Warrants - Incorporated by reference to
               Exhibit 10.23 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

  *10.8 The Registrant's 1993 Stock Incentive Plan - Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

  *10.9 The Registrant's 1994 Stock Incentive Plan - Incorporated by reference to Exhibit 10.10 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

  *10.10       The Registrant's Retirement Plan - Incorporated by reference to
               Exhibit 10.7 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.11 Purchase Agreement dated as of August 13, 1993 between the Registrant and Allstate Insurance Company, Allstate Life Insurance Company, Allstate Retirement Plan and Agents Pension Plan - Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.12 Stock Purchase Agreement dated April 29, 1994 by and between the Registrant and William F. Lehman, William B. Jones and Gilbert A. Frisbie, Jr. - Incorporated by reference to Exhibit 10.15 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

   10.13       Credit agreement, as amended, with Meridian Bank dated October
               24, 1995.

   10.14 Lease Agreement dated May 15, 1995 between the Registrant and the Maumee Woodlands IV Company (Maumee Facility). Incorporated by reference to Exhibit

               10.15 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.

   10.15 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility) -Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.16 Lease dated March 24, 1992 between Torin (Angel City) Investments Limited and Davis Schottlander & Davis Limited (for second floor of GSR facility) - Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.17 Lease dated February 1, 1984 between Torin (Angel City) Investments Limited and Davis Schottlander & Davis Limited (for third floor of GSR facility) - Incorporated by reference to
               Exhibit 10.19 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.18 Assignment of Lease dated December 20, 1989 between Torin (Angel City ) Davis Schottlander & Davis Limited and GSR and Lionel Lawrence Gordon, Esq. and Martin Simmons, Esq. (for second and third floors of GSR facility) - Incorporated by reference to
               Exhibit 10.20 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.19 Lease dated March 24, 1982 between Torin (Angel City) Davis Schottlander & Davis Limited (for fourth floor of GSR facility) - Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.20 Assignment of Lease dated October 27, 1989 between Davis Schottlander and Davis Limited and GSR and Lionel Lawrence Gordon, Esq. and Martin Simmons, Esq. (for fourth floor of GSR facility) - Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.21 Lease dated August 25, 1994 between the Registrant and H.C. Properties, USA, Inc. (Tucson Facility) - Incorporated by reference to Exhibit 10.22 on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

  *10.22 Special Incentive Program between the Registrant and Michael R. Cooper and John F. Short.

   11          Statement regarding computation of per share earnings.

   21          Subsidiaries of the Registrant.

               (b)  Reports on Form 8-K

               No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this report.

_____________________________________________________________________________

* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this report

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         OPINION RESEARCH CORPORATION


                         By:   /s/ Michael R. Cooper
                            ------------------------------
                                     Michael R. Cooper, Chairman


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Michael R. Cooper                 Principal Executive Officer and Director
--------------------------
    Michael R. Cooper


/s/ John F. Short                     Principal Financial and Accounting
--------------------------
    John F. Short                     Officer and Director


/s/ James C. Fink                     Director
--------------------------
    James C. Fink


/s/ James T. Heisler                  Director
--------------------------
    James T. Heisler

                        Report of Independent Auditors


The Board of Directors and Stockholders
Opinion Research Corporation

We have audited the accompanying consolidated balance sheets of Opinion Research Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opinion Research Corporation and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       /s/ Ernst & Young LLP


Princeton, New Jersey
February 21, 1997 except for the third
  paragraph of Note 6, as to which the
  date is March 17, 1997

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except share amounts)

                                                                                  December 31,
                                                                             -----------------------
                                                                              1996             1995
                                                                             ------           ------
                                    Assets

Current Assets:
    Cash and cash equivalents                                                  $865             $340
    Accounts receivable:
       Billed                                                                 7,480            7,878
       Unbilled services                                                      2,867            3,696
                                                                            -------          -------
                                                                             10,347           11,574
       Less: allowance for doubtful accounts                                    162              129
                                                                            -------          -------
                                                                             10,185           11,445
    Prepaid and other current assets                                          2,655            1,495
                                                                            -------          -------
Total current assets                                                         13,705           13,280

Property and equipment, net                                                   5,511            4,885
Capitalized production costs, net                                               516              300
Intangible assets, net                                                        1,427            1,343
Goodwill, net                                                                10,971            8,194
Other assets                                                                    642              535
                                                                            -------          -------
                                                                            $32,772          $28,537
                                                                            =======          =======

                     Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                                        $ 1,979           $1,392
    Accrued expenses                                                          1,305            1,954
    Advanced billings                                                         2,782            1,078
    Revolving credit line                                                       380              423
    Notes payable                                                             6,047            2,353
    Deferred interest payable                                                 1,203
    Current maturities of obligations under capital leases                      220              250
                                                                            -------          -------
Total current liabilities                                                    13,916            7,450

Long term debt                                                                  993            3,857
Deferred interest payable                                                                        804
Long term maturities of obligations under capital leases                        276              489
Deferred income taxes                                                         1,103              355
Other liabilities                                                               839              837
Stockholders' equity:
    Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued or outstanding
      Common Stock, $.01 par value, 10,000,000 shares authorized,
         4,231,747 shares issued and 4,143,889 outstanding in 1996
         and 4,231,747 shares issued and 4,197,122 outstanding in 1995           42               42
    Additional paid-in capital                                               14,011           14,067
    Retained earnings                                                         1,526              718
    Foreign currency cumulative translation adjustment                          556              125
    Treasury Stock, at cost, 87,858 shares in 1996, 34,625 in 1995             (490)            (207)
                                                                            --------         --------
Total stockholders' equity                                                    15,645           14,745
                                                                            --------         --------
                                                                             $32,772          $28,537
                                                                            ========         ========

                      See notes to financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
              (in thousands, except share and per share amounts)

                                                     Year Ended December 31,
                                                 ---------------------------------
                                                   1996        1995        1994
                                                 --------    --------    ---------
Revenues                                         $ 47,273    $ 44,101    $  39,841
Cost of revenues                                   30,281      26,854       24,932
                                                   ------      ------       ------
     Gross profit                                  16,992      17,247       14,909
Selling, general and administrative expenses       12,214      12,422        9,024
Depreciation and amortization                       2,353       2,677        2,618
Unusual charge                                                  3,489
                                                   ------      ------       ------
     Operating income (loss)                        2,425      (1,341)       3,267
Interest expense, net                                 777         745          739
Loss on investments                                                             87
                                                   ------      ------       ------
     Income (loss) before income taxes              1,648      (2,086)       2,441
Provision (benefit) for income taxes                  840        (417)       1,146
                                                   ------      ------       ------
Net income (loss)                                    $808     ($1,669)      $1,295
                                                   ======      ======       ======

Net income (loss) per common share:
  Primary                                           $0.19      ($0.39)       $0.31
                                                   ======      ======       ======
  Fully diluted                                     $0.19                    $0.30
                                                   ======                   ======
Weighted average common shares outstanding:
  Primary                                       4,212,952   4,253,812    4,243,135
  Fully diluted                                 4,230,511                4,874,967

                      See notes to financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                (in thousands)

                                                                                      Foreign
                                                             Additional               currency                         Total
                                           Common Stock       paid in     Retained   translation   Treasury Stock   stockholders'
                                         ----------------                                          --------------
                                          Shares  Amount      capital     earnings   adjustment    Shares  Amount      equity
                                         -------- ------     ---------   ----------  ----------    ------- ------     --------
Balance, December 31, 1993                  4,232    $42       $13,183       $1,092       ($36)                        $14,281
Benefit from exercising stock options                              884                                                     884
Foreign currency translation
    adjustment                                                                             235                             235
Net income                                                                    1,295                                      1,295
                                         -------- ------     ---------   ----------  ----------    ------- ------     --------
Balance, December 31, 1994                  4,232     42        14,067        2,387        199                          16,695
Stock repurchase                                                                                        35  (207)         (207)
Foreign currency translation
    adjustment                                                                             (74)                            (74)
Net loss                                                                     (1,669)                                    (1,669)
                                         -------- ------     ---------   ----------  ----------    ------- ------     --------
Balance, December 31, 1995                  4,232     42        14,067          718        125          35  (207)       14,745
Stock repurchase                                                                                       102  (580)         (580)
Stock issuance                                                     (56)                                (49)  297           241
Foreign currency translation
    adjustment                                                                             431                             431
Net income                                                                      808                                        808
                                         -------- ------     ---------   ----------  ----------    ------- ------     --------
Balance, December 31, 1996                  4,232     $42      $14,011       $1,526       $556          88 ($490)      $15,645
                                         ======== ======     =========   ==========  ==========    ======= ======     ========


                      See notes to financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                   Year Ended December 31,
                                                                               -------------------------------------
                                                                                   1996        1995          1994
                                                                               -----------  -----------  -----------
Cash flows from operating activities:
   Net income (loss)                                                                 $808      ($1,669)      $1,295
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
     Depreciation and amortization                                                  2,353        2,677        2,618
     Loss (gain) on foreign currency                                                   24                       (12)
     Loss (gain) on disposal of fixed assets                                          (16)         179           19
     Non-cash portion of unusual charge                                                          2,420
     Benefit from exercise of  stock options
     Provision for doubtful accounts                                                   30          (46)          42
     Change in operating assets and liabilities net of effects
       from acquisitions:
        Billed accounts receivable                                                    452         (678)         267
        Unbilled services                                                             922         (383)         480
        Prepaid and other assets                                                   (1,144)        (685)         195
        Accounts payable                                                              444         (543)         383
        Accrued expenses                                                             (749)         234         (621)
        Advanced billings                                                           1,424       (1,116)          51
        Deferred interest payable                                                     399          361          326
        Deferred income taxes                                                         745         (683)         824
        Other liabilities                                                               2            4          (73)
                                                                                        -            -         ----
        Net cash provided by operating activities                                   5,694           72        5,794
                                                                                    -----           --        -----

Cash flows from investing activities:
   Payment for acquisitions, net of cash acquired                                  (3,272)        (891)      (2,790)
   Proceeds from the sale of fixed assets                                              31
   Capitalized production costs                                                      (442)         (32)      (2,329)
   Capital expenditures                                                            (1,647)        (586)      (2,696)
                                                                                   -------        -----      -------
        Net cash used in investing activities                                      (5,330)      (1,509)      (7,815)
                                                                                   -------      -------      -------

Cash flows from financing activities:
   Issuance of notes payable                                                        1,404        1,410        2,250
   Repayment of notes payable                                                        (643)        (100)      (2,904)
   Borrowings under line-of-credit agreement                                       21,344       11,009        3,647
   Repayments under line-of-credit agreement                                      (21,348)     (11,238)      (3,247)
   Capital stock repurchased, net                                                    (339)        (207)
   Repayments under capital lease arrangements                                       (257)        (324)        (275)
                                                                                     -----        -----        -----
        Net cash provided by (used in) financing activities                           161          550         (529)
                                                                                      ---          ---         -----

Increase (decrease) in cash and cash equivalents                                      525         (887)      (2,550)
Cash and cash equivalents at beginning of period                                      340        1,227        3,777
                                                                                      ---        -----        -----
Cash and cash equivalents at end of period                                           $865         $340       $1,227
                                                                                     ----         ----       ------
Non-cash investing and financing activities:
   Acquisition of equipment under capital lease                                                   $777
   Capital stock issued in connection with SRC purchase                              $241

                      See notes to financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
              (IN THOUSANDS, EXCEPT SHARE AND  PER SHARE AMOUNTS)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Opinion Research Corporation and Subsidiaries (the Company, ORC), which was founded in 1938, provides market research and business information services.
The Company offers a variety of products and services for clients in the United States, Europe, and Asian markets. The Company offers such services as Customer Satisfaction Measurement and Tracking, Image Assessment and Competitive Positioning, and Advertising Evaluation and Tracking. Some products such as business panels and shared-cost programs are marketed independently as well as used by the Company to deliver the above listed services. The Company operates in one industry segment.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions are eliminated upon consolidation.

REVENUE RECOGNITION

Revenues from professional services are recognized at the time services are performed on a percentage of completion basis. Invoices to clients are generated in accordance with the terms of the applicable contract, which are not directly related to the performance of services. Unbilled services are classified as a current asset. Advanced billings from clients in excess of revenue earned are classified as a current liability. The Company grants credit primarily to large public companies and performs periodic credit evaluations of its clients' financial condition. The Company does not generally require collateral. Credit losses relating to clients consistently have been within management's expectations. As of December 31, 1996, two clients constituted 21% of net accounts receivable. These clients accounted for 29% of the revenues for the year ended December 31, 1996. As of December 31, 1995, one client constituted 33% of net accounts receivable. Revenues for this client accounted for 22% of revenues for the year ended December 31, 1995. At December 31, 1994, two clients constituted 31% of net accounts receivable. Combined revenues for these clients accounted for 24% of the Company's revenues for the year ended December 31, 1994.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid debt instruments with an original maturity of three months or less when purchased.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (3-10 years). Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets (see Note 11).

CAPITALIZED PRODUCTION COSTS

The costs of producing the Company's standardized computer models are capitalized and amortized using the straight-line method over three years or the estimated remaining periods for which the models provide future economic benefits, whichever is shorter. The models are computer software which are marketed and sold by the Company as separate products, along with research and business information services. Capitalization of costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized costs require considerable judgment by management with respect to certain factors including anticipated future gross revenues, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Total amortization expense for capitalized production costs was $226, $683, and $926 for the years ended December 31, 1996, 1995, and 1994, respectively.
During 1995, the Company recorded a pre-tax write-down of capitalized production costs of $1,958 (see Note 11).

FOREIGN OPERATIONS

The functional currency for the Company's UK subsidiaries, Gordon Simmons Research Group Limited (GSR), and GSR/SIA Limited, is the British pound. The translation into U.S. dollars is performed for assets and liabilities using the exchange rate in effect at the balance sheet date and for revenue and expense accounts using a monthly average exchange rate during the period. Translation adjustments are shown as a separate

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


component of stockholder's equity. Combined revenue, assets and other financial information for foreign operations, is as follows:

                                          YEAR ENDED DECEMBER 31,
                                        ---------------------------
                                          1996      1995     1994
                                        --------  --------  -------
          Revenue                       $10,792   $10,227   $11,479
          Net Income (loss)                (255)     (606)      321

                                                  DECEMBER 31,
                                               -----------------
                                                 1996     1995
                                               -------- --------
          Assets                                $ 9,757  $ 6,523
          Liabilities                             6,824    3,583
          Stockholders' equity                    2,933    2,940

The results of operations and financial position of the Hong Kong branch, established in 1995, were not significant in either 1996 or 1995.

STOCK BASED COMPENSATION

As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

INCOME TAXES

The Company files a consolidated federal income tax return. Separate income tax returns are filed for foreign, state, and local income taxes.

EARNINGS PER SHARE

Earnings (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding. Fully diluted earnings per share takes into account the conversion of the convertible debentures issued August 13, 1993 for 1994 only. Such convertible debentures are not included in the calculation of fully diluted earnings per share in 1996 as they expired on November 30, 1996, or in 1995 as their effect in 1995 was anti-dilutive (see
Note 6).

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  ACQUISITIONS

On April 29, 1994 the Company purchased the stock of Strategic Research and Consulting, Inc., (SRC), an Ohio corporation, for a price of $3,000. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed was $5,004, and $4,076, respectively. The Company incurred $69 of costs related to the acquisition. Identifiable intangible assets, valued at $300, are being amortized using the straight-line method over five years. The excess consideration paid over the estimated fair value of net assets acquired in the amount of $1,841 has been recorded as goodwill to be amortized using the straight-line method over 25 years. During 1995, cash payments totalling $891 were made to the previous owners of SRC as part of the purchase price which was contingent upon achieving specific performance criteria. The additional consideration is recorded as goodwill and will be amortized over the 24 years remaining on the original goodwill. Based on 1995 operating performance, a final payment of $667 was made to the principals of Strategic Research and Consulting, Inc. during 1996. This payment consisted of a cash payment of $426 and the issuance of stock valued at $241. This payment has been recorded as goodwill and will be amortized over the 23 years remaining on the original goodwill. The 1994 financial statements reflect SRC's operations for the period from April 29, 1994 to December 31, 1994. The acquisition was financed through Company funds and senior bank debt.

     During 1996 the Company created GSR/SIA, Limited to purchase the assets of a division of an information technology company. This operating company is a wholly owned subsidiary of ORC Holdings, Limited, a holding company created in 1996 to hold the shares of all the Company's U.K. holdings. To that end, the shares of Gordon Simmons Research Group were exchanged by the Company for shares in ORC Holdings, Limited. Also during 1996, the Company purchased the stock of a Chicago based market research company that now serves as the Healthcare Practice for the Company.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1996     1995
                                                             -------  -------
          Leasehold improvements                             $ 1,714  $ 1,343
          Computer equipment and software                      6,221    5,112
          Furniture, fixtures, and equipment                   3,501    2,886
          Equipment under capital lease obligations            1,143    1,028
                                                             -------  -------
                                                              12,579   10,369
          Less accumulated depreciation & amortization         7,068    5,484
                                                             -------  -------
          Property and equipment, net                        $ 5,511  $ 4,885
                                                             =======  =======

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  PROPERTY AND EQUIPMENT (CONTINUED)

During 1995, the Company recorded charges of $178 and $66 for the disposal of obsolete fixed assets and the abandonment of leasehold improvements, respectively (see Note 11).

4.  INTANGIBLE ASSETS

Intangible assets are as follows:

                                              DECEMBER 31,
                                          --------------------
                                           1996          1995
                                          -------       ------
     Capitalized production costs         $ 1,076       $  634
       less accumulated amortization          560          334
                                          -------       ------
     Capitalized production costs, net    $   516       $  300
                                          =======       ======

     Intangible assets                    $ 3,703       $3,077
       less accumulated amortization        2,276        1,734
                                          -------       ------
     Intangible assets, net               $ 1,427       $1,343
                                          =======       ======

     Goodwill                             $12,165       $9,000
       less accumulated amortization        1,194          806
                                          -------       ------
     Goodwill, net                        $10,971       $8,194
                                          =======       ======

During 1995 the Company wrote down $1,958 as capitalized production costs and $460 of impaired intangible assets (see Note 11).

5.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes consists of the following:

                        YEAR ENDED DECEMBER 31,
                      -------------------------
                       1996      1995     1994
                      -------  --------  ------
     United States    $1,973   ($1,480)  $1,781
     Foreign            (325)     (606)     660
                      ------   -------   ------
                      $1,648   ($2,086)  $2,441
                      ======   =======   ======

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  INCOME TAXES (CONTINUED)

The provisions (benefit) for income taxes consists of the following:

                                                   YEAR ENDED DECEMBER 31,
                                                  -------------------------
                                                   1996     1995     1994
                                                  -------  -------  -------
          Current:
               Federal                             $  84   $   96    $   16
               State                                 110      170        73
               Foreign                               (70)               311
                                                   -----   ------    ------
               Total current                         124      266       400
                                                   -----   ------    ------
          Deferred:
               Federal                               553     (496)      604
               State                                 163     (187)      114
               Foreign                                                   28
                                                   -----   ------    ------
               Total deferred                        716     (683)      746
                                                   -----   ------    ------
                                                   $ 840    ($417)   $1,146
                                                   =====   ======    ======

The difference between tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        1996    1995      1994
                                                       ------  -------  --------
     Statutory rate applied to pre-tax income loss      $ 560   ($710)   $  830
     Add (deduct):
          State income taxes, net of federal               73     (75)      123
           benefit
          Foreign operating losses for which
           a tax benefit has not been recorded             42     206
          Effect of non-deductible expenses                55      20        54
          Effect of goodwill amortization                  98      61       129
          Increase in valuation allowance                                    35
          Other                                            12      81       (25)
                                                        -----   -----    ------
                                                        $ 840   ($417)   $1,146
                                                        =====   =====    ======

                 OPINION RESEARCH CORPORATIONAND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINAICIAL STATEMENTS (CONTINUED)


5.  INCOME TAXES (CONTINUED)

The Company's deferred tax liabilities and assets consists of the following temporary differences:

                                                              DECEMBER 31,
                                                            ----------------
                                                             1996     1995
                                                            -------  -------
          Deferred tax liabilities:
             Capitalized product costs                      $1,296   $  623
             Fixed assets                                               125
             Tax basis adjustment of acquired                  227      605
              subsidiary
             Other                                                       39
                                                            ------   ------
                Total deferred tax liabilities               1,523    1,392
                                                            ------   ------
          Deferred tax assets:
             Reserves for doubtful accounts                     44       60
             Fixed assets                                      134
             Deferred revenue                                           244
             Net operating loss carryforwards                  199      797
             Valuation allowance                               (64)     (64)
             Other                                             139
                                                            ------   ------
                Total deferred tax assets                      452    1,037
                                                            ------   ------
          Net deferred tax liabilities                      $1,071   $  355
                                                            ======   ======

The recognition of $884 of the valuation allowance was credited directly to contributed capital in 1994.

The Company has U.S. federal tax net operating loss carryforwards of approximately $110, at December 31, 1996 which expire in 2010. At December 31, 1996 unremitted earnings of foreign subsidiaries were approximately $170. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Income taxes of $383 and $132 were paid in the U.K. in 1995 and 1994 respectively. No income taxes were paid in the U.K. in 1996.

Income taxes paid in the U.S. for 1996, 1995, and 1994 were $677, $109, and $35, respectively.

                 OPINION RESEARCH CORPORATIONAND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINAICIAL STATEMENTS (CONTINUED)


6.  DEBT

Debt consists of the following:

                                                        DECEMBER 31,
                                                       --------------
                                                        1996    1995
                                                       ------  ------
          Working capital facilities                   $2,509  $2,133
          Notes payable to bank                         1,911   1,500
          Notes payable (convertible 12/31/95)          3,000   3,000
                                                       ------  ------
          Total debt                                    7,420   6,633
          Less current maturities                       6,427   2,776
                                                       ------  ------
          Long-term portion                            $  993  $3,857
                                                       ======  ======

At December 31, 1996, the Company had credit facilities with a U.S. bank totalling $10,000. The facilities allowed for $4,000 of acquisition financing and $1,000 for equipment financing, and $5,000 as a working capital facility. All borrowings for acquisitions or equipment financing had a four-year term.

As of December 31, 1996, the Company had outstanding $1,911 on the acquisition financing facility and $2,509 on the working capital facility, including $380 drawn on a UK overdraft facility that is secured by a letter of credit. The interest rate on the acquisition financing is the bank's designated prime rate plus 1/2% (8 3/4% at December 31, 1996). Interest was deferred for the first six months, but is now payable monthly. Interest on the revolving credit facility is the bank's designated prime rate (8 1/4% at December 31, 1996), payable monthly. The interest rates on the credit facility are based on current market rates. Consequently, the carrying value of the credit facility approximates its fair value.

During March of 1997 the Company executed a letter of intent for an increased borrowing facility with its senior lender. The new facility is for $15 million; $9 million of revolving credit at prime plus one half percent and $6 million of a 5 year term note carrying an interest rate of prime plus one and one quarter percent. The agreement is for 3 years and is secured by substantially all assets of the Company.

On August 13, 1993, the Company issued a subordinated 10% convertible note for $3,000 which is due May 31, 1997. The note and accrued interest through November 30, 1994 were convertible until November 30, 1996 into common stock of the Company at $5.20 per share. The note was not converted. The $3,000 in principal and $1,203 of deferred interest is payable May 31, 1997. These amounts will be repaid from the above mentioned credit facility.

                 OPINION RESEARCH CORPORATIONAND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINAICIAL STATEMENTS (CONTINUED)


6.  DEBT (CONTINUED)

Aggregate maturities of debt for the years ending December 31 are as follows:

          1997...................................................       $6,427
          1998...................................................          491
          1999...................................................          275
          2000...................................................          227

The Company paid interest of $379, $445, and $475 during the years ended December 31, 1996, 1995, and 1994, respectively.

7.  PENSION

The Company maintains a defined contribution pension and profit sharing plan covering substantially all employees. Employees may contribute from 1% to 15% of their annual salary, up to the maximum allowable under the Internal Revenue Code. The Board of Directors may elect to match employees' contributions or contribute to the profit sharing plan. Plan assets include 317,563 and 351,750 shares of common stock of the Company at December 31, 1996 and 1995, respectively. The Company contributed $75 to the plan in 1996 and $65 to the plan in 1995. No Company contribution was elected for the year ended December 31, 1994.

8.  LEASES

Future minimum payments required under capital and operating leases that have noncancelable lease terms in excess of one year are as follows:

                                                  CAPITAL  OPERATING
                                                  LEASES    LEASES
                                                  -------  ---------
          1997................................       $243     $1,742
          1998................................        219      1,555
          1999................................         62      1,543
          2000................................          2      1,540
          2001................................                 1,307
          Thereafter..........................                 2,247
                                                     ----     ------
          Total minimum lease payments........        526     $9,934
                                                              ======

          Less amounts representing interest..         30
                                                     ----
          Capitalized lease obligations.......        496
          Less current portion................        220
                                                     ----
          Long term portion...................       $276
                                                     ====

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  LEASES (CONTINUED)

Rent expense under operating leases was $1,480, $1,641, and $1,215 for the years ended December 31, 1996, 1995 and 1994, respectively. Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on similar properties.

9.  STOCKHOLDERS' EQUITY

On May 8, 1995, the Board of Directors authorized the Company to buy back up to 500,000 shares of the Company's common stock. During 1996 the Company repurchased 102,182 shares at a cost of $580. Also, during 1996, 48,949 shares valued at $241 were issued to the three senior principals of SRC (see Note 2). During the fourth quarter of 1995, the Company repurchased 34,625 shares at a cost of $207.

10.  STOCK OPTIONS

The 1994 Stock Incentive Plan provides for the grant of up to 350,000 options to purchase common stock to directors and key employees of the Company. No employee can be granted options to acquire more than 100,000 shares of Company common stock in any one calendar year. The exercise price of options granted under the 1994 plan is equal to the fair market value of the stock on the grant date and are exercisable for seven years. Options granted under this plan vest equally over a period of three years. The plan terminates on April 25, 2004.

The 1993 Stock Incentive Plan provides for the grant of up to 375,000 options to purchase common stock to directors and key employees of the Company. The exercise price of options granted to employees under this plan is equal to the fair market value of the stock on the date of grant. These options vest equally over a three year period. The plan terminates in August 2003. As amended in 1996, each Non-employee Director on the date of the Annual Meeting of Stockholders is automatically granted options to acquire the "formula number" of shares of common stock. The option exercise price for these options will be equal to the fair market value of the underlying shares on the date of the grant. The options will be non-qualified stock options. The Non-employee Directors' options will become exercisable on the first anniversary of the date of grant provided the Non-employee Director is a member of the Board of Directors on that date. The "formula number" for 1996 was 15,000 shares for those Non-employee Directors who have served as a member of the Board of Directors for a period of three full years or more, and 5,000 shares for all other Non-employee Directors.

Non-employee Directors' options terminate seven years from the date of grant or 90 days after the optionee ceases to serve as a member of the Board of Directors for any reason. Any options of a Non-employee Director that are not exercisable when he or she ceases to serve as a member of the

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  STOCK OPTIONS (CONTINUED)

Board of Directors will terminate as of the termination of the Non-employee Director's service on the Board of Directors.

Stock option transactions for the 1993 and 1994 Stock Incentive Plans were as follows:

                                                              NUMBER    WEIGHTED AVERAGE
                                                            OF SHARES    EXERCISE PRICE
                                                            ---------   ---------------
          Outstanding balance at December 31, 1993            272,375           $6.03

          1994
          ----
          Granted                                             146,000           $6.98
          Canceled                                            (46,417)          $6.45
                                                              -------
          Outstanding Balance at December 31, 1994            371,958           $6.35


          1995
          ----

          Granted                                             246,750           $5.11
          Canceled                                            (53,332)          $6.16
                                                              -------
          Outstanding Balance at December 31, 1995            565,376           $5.82


          1996
          ----
          Granted                                             174,000           $6.50
          Canceled                                            (49,084)           $5.55
                                                              -------
          Outstanding Balance at December 31, 1996            690,292           $6.01


          Available for Grant at December 31, 1996             34,708
                                                              =======

Options exercisable at December 31, 1996, 1995 and 1994 were 386,709, 305,536 and 181,674, respectively. Exercise prices for options outstanding as of December 31, 1996 for the plans ranged from $4.63 to $8.38 per share. The weighted average remaining term of the outstanding options is 4.85 years.

During 1995 the Board of Directors voted to reduce the exercise price of the options granted prior to 1994 from $8.00 per share to $5.875 per share.

In accordance with the provisions of SFAS No. 123, the Company applies APB
25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  STOCK OPTIONS (CONTINUED)

earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

                                                            1996   1995
                                                            ----  -------
          Net income (loss) - as reported.........          $808  $(1,669)
          Net income (loss) - pro forma...........          $ 65  $(1,913)
          Earnings (loss) per share - as reported.          $.19  $  (.39)
          Earnings (loss) per share - pro forma...          $.02  $  (.45)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         1996      1995
                                                       --------  --------
          Expected dividend yield..........                  0%        0%
          Expected stock price volatility..               34.9%     34.9%
          Risk-free interest rate..........                5.7%      7.6%
          Expected life of options.........            7 years   7 years

The weighted average fair value of options granted during 1996 and 1995 were $3.17 and $2.52 per share, respectively.

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

11.  UNUSUAL CHARGE

During the second quarter of 1995, the Company announced a plan to restructure and consolidate operations, concentrate resources, and better position itself to achieve its strategic growth objectives. This plan resulted in a pre-tax charge of $3,489 in 1995. This charge included a $1,958 write-down of capitalized production costs; $178 for the disposal of obsolete fixed assets; $460 of impaired intangible assets associated with previous acquisitions; $380 in severance costs; $414 provision for the abandonment of leases; and other miscellaneous charges of $99.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  SPLIT-DOLLAR LIFE INSURANCE

During 1995, the Company entered into certain agreements with trusts established in the names of two officers of the Company. Under these agreements, the Company pays certain premiums on life insurance policies on the officers, to which the trusts are the beneficiaries. The Company has been assigned certain rights to the assets of the trusts as collateral for the premiums paid on these life insurance policies. The amounts paid by the Company for the premiums on these policies, an aggregate of $178 and $59 at December 31, 1996 and 1995, respectively, are included in other assets in the accompanying consolidated balance sheets. In the event the policies are terminated, the officers have guaranteed the repayment of the amounts due from their respective trusts, and have pledged certain of their personal assets to the Company to collateralize such guarantees.

                Schedule II - Valuation and Qualifying Accounts
                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           (in Thousands of Dollars)
--------------------------------------------------------------------------------
Rule 12-09.  Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------------------
                                        Balance at                  Additions
                                                       --------------------------------------
     Description                        beginning      Charged to costs      Charged to other   Deductions - describe   Balance at
                                        of Period        and expenses       accounts - describe                       End of Period
====================================================================================================================================
Year ended December 31, 1996:
  Deducted from asset account:
     Allowance for Doubtful Accounts        $   129            $   105                                  $    72(1)         $   162
     Accumulated Amortization:
       Capitalized Production Costs             334                226                                                         560
       Goodwill                                 806                388                                                       1,194
       Intangible Assets                      1,734                542                                                       2,276
                                              -----                ---           ------                   -----              -----
     Totals                                 $ 3,003            $ 1,261                0                 $    72            $ 4,192
                                              =====              =====           ======                   =====              =====
Year ended December 31, 1995:
  Deducted from asset account:
     Allowance for Doubtful Accounts        $   166            $    26                                  $    63(1)         $   129
     Accumulated Amortization:
       Capitalized Production Costs           1,604                683                                    1,953(2)             334
       Goodwill                                 638                297                                      129(2)             806
       Intangible Assets                      1,208                526                                                       1,734
                                              -----                ---           ------                   -----              -----
     Totals                                 $ 3,616            $ 1,532               0                  $ 2,145            $ 3,003
                                              =====              =====           ======                   =====              =====
Year ended December 31, 1994:
  Deducted from asset account:
     Allowance for Doubtful Accounts        $   128            $    42                                  $     4(1)         $   166
     Accumulated Amortization:
       Capitalized Production Costs             678                926                                                       1,604
       Goodwill                                 339                299                                                         638
       Intangible Assets                        695                513                                                       1,208
                                                ---                ---           ------                   -----              -----
     Totals                                 $ 1,840            $ 1,780               0                  $     4            $ 3,616
                                              =====              =====           ======                   =====              =====
------------------------------------------------------------------------------------------------------------------------------------

 (1) Uncollectible accounts written-off
 (2) Write-off as unusual charge in second quarter

                         OPINION RESEARCH CORPORATION

                          Annual Report on Form 10-K

                                 EXHIBIT INDEX

Exhibit No.
-----------

   3.1 Restated Certificate of Incorporation of the Registrant - Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   3.2 Amended and Restated By-Laws of the Registrant - Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   9.1 Voting Trust Agreement dated June 23, 1992 between Michael R. Cooper and the Trustees U/I/T of Michael R. Cooper dated June 18, 1992 f/b/o Carolyn and Jordan Cooper - Incorporated by reference to Exhibit 9.1 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   9.2 Voting Trust Agreement dated August 23, 1993 between the Registrant, Michael R. Cooper and certain members of the Registrant's Senior Management - Incorporated by reference to Exhibit 9.2 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   9.3 Voting Trust Agreement by and among Michael R. Cooper and Ruth M. Cooper, Trustee U/I/T of Michael R. Cooper dated December 23, 1994 f/b/o Carolyn and Jordan Cooper - Incorporated by reference to Exhibit
          9.3 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

  *10.1   Employment Agreement between the Registrant and Michael R. Cooper.

  *10.2   Employment Agreement between the Registrant and John F. Short.

  *10.3 Employment Agreement between the Registrant and James C. Fink. Incorporated by reference to Exhibit 10.5 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

  *10.4 Employment Agreement between the Registrant and James T. Heisler. Incorporated by reference to Exhibit 10.6 on Regisrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

  *10.5 Employment Agreement between the Registrant and Gregory C. Ellis. Incorporated by reference to Exhibit 10.5 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.

  *10.6 Form of Non Competition Agreement executed by the Registrant's Senior Management - Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.7   Form of Representative's Warrants - Incorporated by reference to
          Exhibit 10.23 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

  *10.8 The Registrant's 1993 Stock Incentive Plan - Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

  *10.9 The Registrant's 1994 Stock Incentive Plan - Incorporated by reference to Exhibit 10.10 on Registrant's Form-K filed with the Securities and Exchange Commission on March 31, 1995.

  *10.10  The Registrant's Retirement Plan - Incorporated by reference to
          Exhibit 10.7 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.11 Purchase Agreement dated as of August 13, 1993 between the Registrant and Allstate Insurance Company, Allstate Life Insurance Company, Allstate Retirement Plan and Agents Pension Plan - Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.12 SRC Stock Purchase Agreement dated April 29, 1994 by and between the Registrant and William F. Lehman, William B. Jones, and Gilbert A. Frisbie, Jr. -Incorporated by reference to Exhibit 10.15 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

   10.13  Credit agreement, as amended, with Meridian Bank dated October 24,
          1995.

   10.14 Lease Agreement dated May 15, 1995 between the Registrant and the Maumee Woodlands IV Company (Maumee Facility). Incorporated by reference to Exhibit 10.15 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.

   10.15 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility) - Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.16 Lease dated March 24, 1992 between Torin (Angel City) Investments Limited and Davis Schottlander & Davis Limited (for second floor of GSR facility) - Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.17 Lease dated February 1, 1984 between Torin (Angel City) Investments Limited and Davis Schottlander & Davis Limited (for third floor of GSR facility) - Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.18 Assignment of Lease dated December 20, 1989 between Torin (Angel City ) Davis Schottlander & Davis Limited and GSR and Lionel Lawrence Gordon, Esq. and Martin Simmons, Esq. (for second and third floors of GSR facility) - Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.19 Lease dated March 24, 1982 between Torin (Angel City) Davis Schottlander & Davis Limited (for fourth floor of GSR facility) - Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.20 Assignment of Lease dated October 27, 1989 between Davis Schottlander and Davis Limited and GSR and Lionel Lawrence Gordon, Esq. and Martin Simmons, Esq. (for fourth floor of GSR facility) - Incorporated by reference to Exhibit 10.22 to the

          Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.21 Lease dated August 25, 1994 between the Registrant and H.C. Properties, USA, Inc. (Tucson Facility) - Incorporated by reference to
          Exhibit 10.22 on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

  *10.22 Special Incentive Program between the Registrant and Michael R. Cooper and John F. Short.

   11     Statement regarding computation of per share earnings.

   21     Subsidiaries of the Registrant.

______________________________________________________________________________

* Constitutes a Compensatory plan or arrangement required to be filled as an exhibit to this report.