Form 10-Q
period 1997-03-31
OPINION RESEARCH CORP
filed 1997-05-14
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997

Commission file number 0-22554
                       -------


                         OPINION RESEARCH CORPORATION
--------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

            Delaware                                        22-3118960
-----------------------------------------             --------------------------
    (State of incorporation)                             (I.R.S. Employer
                                                        Identification No.)


          23 Orchard Road
           Skillman, NJ                                         08558
-----------------------------------------             --------------------------
(Address of principle executive offices)                     (Zip Code)


                                  908-281-5100
--------------------------------------------------------------------------------

             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the
   registrant was required to file such reports):   Yes  X  No _______ and;
                                                        ---
   (2) has  been subject to such filing requirements for the past 90 days: Yes
    X  No _______
   ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock, $0.01 Par Value - 4,143,889 shares as of March 31, 1997

                                     INDEX

                 Opinion Research Corporation and Subsidiaries


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

          Condensed consolidated balance sheets - March 31, 1997
          and December 31, 1996

          Condensed consolidated statements of income - Three months ended March 31, 1997 and 1996

          Condensed consolidated statements of cash flows - Three months ended March 31, 1997 and 1996

          Notes to condensed consolidated financial statements - March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                              March 31,   December 31,
                                                                                1997          1996
                                                                              ---------   ------------
                                              ASSETS
Current Assets:
    Cash and cash equivalents                                                   $   397        $   865
    Accounts receivable:
       Billed                                                                     7,759          7,480
       Unbilled services                                                          3,675          2,867
                                                                                -------        -------
                                                                                 11,434         10,347
       Less: allowance for doubtful accounts                                        162            162
                                                                                -------        -------
                                                                                 11,272         10,185
    Prepaid and other current assets                                              2,717          2,655
                                                                                -------        -------
Total Current Assets                                                             14,386         13,705

    Property and equipment, net                                                   5,373          5,511
    Capitalized production costs, net                                               449            516
    Intangibles, net                                                              1,328          1,427
    Goodwill, net                                                                10,735         10,971
    Other assets                                                                    772            642
                                                                                -------        -------
Total Assets                                                                    $33,043        $32,772
                                                                                =======        =======

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                            $ 1,356        $ 1,979
    Accrued expenses                                                              1,307          1,305
    Advanced billings                                                             4,475          2,782
    Revolving credit line                                                           895            380
    Notes payable                                                                 4,988          6,047
    Current maturities of obligations under capital leases                          214            220
    Deferred interest payable                                                     1,309          1,203
                                                                                -------        -------
Total Current Liabilities                                                        14,544         13,916

Long term debt                                                                      764            993
Long term maturities of obligations under capital leases                            228            276
Deferred income taxes                                                             1,091          1,103
Other liabilities                                                                   895            839

Stockholders' Equity:
    Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued or outstanding
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,231,747 shares issued and 4,143,889 outstanding in 1997 and                 42             42
       4,231,747 shares issued and 4,143,889 outstanding in 1996.
    Additional paid-in capital                                                   14,011         14,011
    Retained earnings                                                             1,680          1,526
    Foreign currency translation adjustment                                         278            556
    Treasury stock, at cost, 87,858 shares in 1997 and 1996                        (490)          (490)
                                                                                -------        -------
Total Stockholders' Equity                                                       15,521         15,645
                                                                                -------        -------
                                                                                $33,043        $32,772
                                                                                =======        =======

-------------------------------------------------------------------------------

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)
------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         1997           1996
                                                       -------        -------
Revenues                                               $12,519        $11,557
Cost of revenues                                         7,990          6,933
                                                       -------        -------
     Gross profit                                        4,529          4,624
Selling, general and administrative expenses             3,405          3,017
Depreciation and amortization                              657            538
                                                       -------        -------
     Operating income                                      467          1,069
Interest expense, net                                      176            136
                                                       -------        -------
     Income before provision for income taxes              291            933
Provision for income taxes                                 137            414
                                                       -------        -------
Net income                                             $   154        $   519
                                                       =======        =======

Net income per common share:
  Primary                                              $  0.04        $  0.12
  Fully diluted                                        $  0.04        $  0.12

Weighted average common shares outstanding:
  Primary                                            4,143,889      4,209,211
  Fully diluted                                      4,143,889      4,899,636

-----------------------------------------------------------------------------

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              1997        1996
                                                            -------     -------

Net cash provided by operating activities                   $   729     $ 1,105

Cash flows from investing activities:
  Payment for acquisitions                                     (150)
  Proceeds from sale of fixed assets                                         11
  Capital expenditures                                         (210)       (523)
                                                            -------     -------
     Net cash used in investing activities                     (360)       (512)
                                                            -------     -------

Cash flows from financing activities:
  Issuance of notes payable                                      49          20
  Borrowings under line-of-credit agreements                  1,517       2,480
  Repayments of notes payable                                  (230)       (871)
  Repayments under line-of-credit agreements                 (2,117)     (1,580)
  Capital stock repurchase                                        0        (372)
  Repayments under capital lease arrangements                   (56)        (75)
                                                            -------     -------
     Net cash provided by (used in) financing activities       (837)       (398)
                                                            -------     -------

Increase (decrease) in cash and cash equivalents               (468)        195
Cash and cash equivalents at beginning of period                865         340
                                                            -------     -------
Cash and cash equivalents at end of period                  $   397     $   535
                                                            =======     =======

--------------------------------------------------------------------------------

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                March 31, 1997
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1996.



NOTE B - EARNINGS PER SHARE

Primary earnings per share is determined by dividing net income by the weighted average common shares and stock options outstanding. Fully diluted earnings per share for the three months ended March 31, 1996, takes into account the conversion of convertible debentures outstanding adjusted for related interest expense. Common stock equivalents and shares attributable to the conversion of convertible debentures are not included in the earnings per share calculation for the three months ended March 31, 1997 as they expired on November 30, 1996.

NOTE C - CREDIT FACILITY

The Company has a credit facility with a U.S. Bank totaling $10,000,000. The facility allows for $4,000,000 of acquisition financing, $1,000,000 for equipment financing, and $5,000,000 for working capital. All borrowings are subject to the credit facility which has been extended through June 30, 1997.

During March of 1997 the Company executed a Letter of Intent for an increased credit facility with its senior lender. The new facility is for $15,000,000; $9,000,000 of revolving credit and $6,000,000 of 5 year notes. Subordinated debt of $3,000,000 and deferred interest of $1,309,000 will be repaid from this credit facility. The agreement is for 3 years and is secured by substantially all assets of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER 1997 AS COMPARED TO FIRST QUARTER 1996

Revenues for the first quarter of 1997 increased $962,000, or 8%, as compared to the first quarter of 1996. This increase in revenues principally resulted from GSR/SIA, Limited ("SIA"), which was purchased on October 1, 1996, being reported in 1997, a slight increase in U.S. revenues and a decline in revenues from Gordon Simmons Research Group ("GSR"). Although less than the revenues generated in the first quarter of 1996, GSR has shown an increase in revenues over the fourth quarter of 1996.

Gross profit for the three months ended March 31, 1997 decreased by $95,000 to $4,529,000 from $4,624,000 or 2%. As a percent of revenues, gross profit has declined to 36% for the first three months of 1997. Increased staffing levels and subcontracting expenses are responsible for the lower gross profit. As revenues increase, the gross margin is expected to recover.

Selling, general and administrative expenses increased to $3,405,000 from $3,017,000 for the three months ended March 31, 1997 relative to the same period in 1996. This increase can be primarily attributed to the inclusion of SIA for the three months ended March 31, 1997. As a percent of revenues, SG&A has increased to 27% for the three months ended March 31, 1997 from 26% for the comparable period in 1996.

Depreciation and amortization expense increased to $657,000 from $538,000 for the three months ended March 31, 1997, relative to the same period in 1996. As a percent of revenues, depreciation and amortization remained constant at 5% for the three months ended March 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the first three months of 1997 was $729,000.

Investing and financing activities for the first three months of 1997 included capital expenditures of $210,000, a payment of $150,000 to the former owner of the ORC Healthcare practice, a net repayment of $600,000 under a Line of Credit agreement, and a net decrease of $181,000 in notes payable. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

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

        b) Reports on Form 8-K

           None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Opinion Research Corporation
                                             -----------------------------------
                                                        (Registrant)


Date: May 7, 1997                             /s/ John F. Short
      -----------                            -----------------------------------
                                              John F. Short, Vice Chairman & CFO