Form 10-Q
period 1997-06-30
OPINION RESEARCH CORP
filed 1997-08-13
CIK 911673

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q



[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1997

Commission file number 0-22554
                       -------


                          OPINION RESEARCH CORPORATION
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

              Delaware                                   22-3118960
-----------------------------------         ------------------------------------
       (State of incorporation)                       (I.R.S. Employer
                                                     Identification No.)


           23 Orchard Road
            Skillman, NJ                                   08558
----------------------------------------    ------------------------------------
(Address of principle executive offices)                 (Zip Code)

                                  908-281-5100
--------------------------------------------------------------------------------

              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the
   registrant was required to file such reports):  Yes    X      No ________and;
                                                       -------
   (2) has been subject to such filing requirements for the past 90 days:
   Yes  X  No ________
       ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock, $0.01 Par Value - 4,143,889 shares as of June 30, 1997

                                     INDEX

                 Opinion Research Corporation and Subsidiaries


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

            Condensed consolidated balance sheets - June 30, 1997
            and December 31, 1996

            Condensed consolidated statements of income - Six months ended June 30, 1997 and 1996

            Condensed consolidated statements of cash flows - Six months ended June 30, 1997 and 1996

            Notes to condensed consolidated financial statements - June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                      June 30,      December 31,
                                                                        1997            1996
                                                                       ------          ------
                         ASSETS
Current Assets:
 Cash and cash equivalents                                                 $0           $865
 Accounts receivable:
  Billed                                                                8,713          7,480
  Unbilled services                                                     3,907          2,867
                                                                       ------         ------
                                                                       12,620         10,347
  Less: allowance for doubtful accounts                                   162            162
                                                                       ------         ------
                                                                       12,458         10,185
 Prepaid and other current assets                                       2,549          2,655
                                                                       ------         ------
Total current assets                                                   15,007         13,705

Property and equipment, net                                             5,274          5,511
Capitalized production costs, net                                         382            516
Intangibles, net                                                        1,403          1,427
Goodwill, net                                                          11,073         10,971
Other assets                                                              965            642
                                                                       ------         ------
Total assets                                                          $34,104        $32,772
                                                                       ======         ======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                      $2,371         $1,979
 Accrued expenses                                                       1,043          1,305
 Deferred revenues                                                      4,191          2,782
 Revolving credit line                                                  2,515            380
 Notes payable                                                          1,200          6,047
 Current maturities of obligations under capital leases                   208            220
 Deferred interest payable                                                  0          1,203
                                                                       ------         ------
Total current liabilities                                              11,528         13,916

Long term debt                                                          4,700            993
Long term maturities of obligations under capital leases                  175            276
Deferred income taxes                                                   1,081          1,103
Other liabilities                                                         898            839

Stockholders' Equity:
 Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued or outstanding
 Common stock, $.01 par value, 10,000,000 shares authorized,
  4,231,747 shares issued and 4,143,889 outstanding in 1997 and 1996      42              42
 Additional paid-in capital                                           14,011          14,011
 Retained earnings                                                     1,958           1,526
 Foreign currency translation adjustment                                 201             556
 Treasury stock, at cost, 87,858 shares in 1997 and 1996                (490)           (490)
                                                                      ------          ------
Total stockholders' equity                                            15,722          15,645
                                                                      ------          ------
Total liabilities and stockholders' equity                           $34,104         $32,772
                                                                      ======          ======

--------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months Ended               Six Months Ended
                                                        June 30                          June 30
                                                   1997          1996               1997         1996
                                                   ----          ----               ----         ----
Revenues                                        $13,844       $11,704            $26,363      $23,261
Cost of revenues                                  8,654         6,866             16,644       13,799
                                                 ------        ------             ------       ------
  Gross Profit                                    5,190         4,838              9,719        9,462

Selling, general and administrative expenses      3,877         3,008              7,282        6,025
Depreciation and amortization                       670           547              1,328        1,085
                                                 ------        ------             ------       ------
  Operating Income                                  643         1,283              1,109        2,352

Interest expense, net                               116           207                293          343
                                                 ------        ------             ------       ------
   Income before provision for income taxes         527         1,076                816        2,009

Provision for income taxes                          248           490                384          904
                                                 ------        ------             ------       ------
Net Income                                         $279          $586               $432       $1,105
                                                 ======        ======             ======       ======

Net income per common share:
   Primary                                        $0.07         $0.14              $0.10        $0.26
                                                 ======        ======             ======       ======
   Fully diluted                                  $0.07         $0.13              $0.10        $0.25
                                                 ======        ======             ======       ======

Weighted average common shares outstanding:
   Primary                                    4,143,889     4,247,547          4,143,889    4,228,379
   Fully diluted                              4,143,889     4,936,455          4,143,889    4,925,057

--------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                       Six Months Ended June 30,
                                                          1997            1996
                                                         ------          ------
Cash provided by (used in) operating activities:         ($335)          $1,722

Cash flows from investing activities:
 Payments for acquisitions                                (959)            (752)
 Proceeds from the sale of fixed assets                                      12
 Capital expenditures                                     (457)            (899)
                                                        -------          -------
  Net cash used in investing activities                 (1,416)          (1,639)
                                                        -------          -------
Cash flows from financing activities:
 Issuance of note payable                                6,073
 Repayment of note payable                              (7,213)          (1,031)
 Borrowings under line-of-credit facilities              7,584            7,606
 Repayment under line-of-credit facilities              (5,449)          (6,147)
 Capital stock repurchased                                                 (373)
 Repayments under capitalized lease obligations           (109)            (136)
                                                        -------          -------
  Net cash provided by (used in) financing activities      886              (81)
                                                        -------          -------
Increase (decrease) in cash and cash equivalents          (865)               2
Cash and cash equivalents at beginning of period           865              340
                                                        -------          -------
Cash and cash equivalents at end of period                  $0             $342
                                                        =======          =======

--------------------------------------------------------------------------------


                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)
              (in thousands, except share and per share amounts)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - EARNINGS PER SHARE

Primary earnings per share is determined by dividing net income by the weighted average common shares and stock options outstanding. Fully diluted earnings per share for the six months ended June 30, 1996, takes into account the conversion of convertible debentures outstanding adjusted for related interest expense. Common stock equivalents and shares attributable to the conversion of convertible debentures are not included in the earnings per share calculation for the six months ended June 30, 1997 as they expired on November 30, 1996.

NOTE C - CREDIT FACILITY

During May of 1997 the Company executed an agreement for an increased credit facility with its senior lender. The new facility is for $15,000; $9,000 of revolving credit and $6,000 of 5 year notes. Subordinated debt of $3,000 and deferred interest of $1,203 was repaid from the proceeds of this credit facility. The agreement is for 3 years and is secured by substantially all assets of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 1997 AS COMPARED TO SECOND QUARTER 1996

Revenues for the second quarter of 1997 increased $2,140 or 18%, from $11,704 in the second quarter of 1996 to $13,844 in the second quarter of 1997. This increase in second quarter revenues can be attributed to the inclusion of GSR/SIA and ORC Korea ("the Acquisitions") for the quarter and an increase in U.S. revenues. These increases were offset somewhat by a decrease in revenues by Gordon Simmons Research Group ("GSR"), a UK subsidiary. Although less than the revenues generated in the second quarter of 1996, GSR has shown a steady increase in revenues since the fourth quarter of 1996.

Gross profit for the three months ended June 30, 1997 increased by $352 from $4,838 to $5,190 or 7%. As a percent of revenues, gross profit decreased from 41% in 1996 to 38% in 1997. This decrease in gross profit is attributable to the addition of the Acquisitions for the quarter, whose revenues generate slightly lower margins than the Company's core business, as well as the reduced margins resulting from GSR's decrease in revenues.

Selling, general and administrative expenses increased from $3,008 to $3,877 for the three months ended June 30, 1997, relative to the same period in 1996. As a percent of revenues, SG&A has increased from 26% for the three months ended June 30, 1996 to 28% for the comparable period in 1997. The absolute increase in SG&A is primarily due to the inclusion of the Acquisitions, whereas approximately one half of the increase of SG&A as a percent of revenue can be attributed to the decrease in GSR revenues.

Depreciation and amortization expense increased from $547 in the second quarter of 1996 to $670 in the second quarter 1997. Approximately one half of this increase in expense is attributable to the inclusion of the Acquisitions in the 1997 figures.

RESULTS OF OPERATIONS - SIX MONTHS YEAR-TO-DATE 1997 AS COMPARED TO SIX MONTHS YEAR-TO-DATE 1996

Revenues for the first six months of 1997 increased $3,102, or 13%, as compared to the first six months of 1996. The six month increase in revenues can be attributed to the inclusion of the Acquisitions for 1997 coupled with an increase in U.S. revenues. These increases were offset somewhat by a decrease in GSR revenues. Although down significantly from the first half of 1996, the first half revenues for GSR for 1997 are only off slightly from the second half of 1996.

Gross profit for the six months ended June 30, 1997 increased by $257 from $9,462 to $9,719 or 3%. As a percent of revenues, gross profit decreased from 41% in 1996 to 37% in 1997. This decrease in the gross profit percentage is attributable to the inclusion of the Acquisitions for 1997 coupled with the decrease in GSR revenues.

Selling, general and administrative expenses increased from $6,025 to $7,282 for the six months ended June 30, 1997, relative to the same period in 1996. As a percent of revenues, SG&A has increased from 26% for the six months ended June 30, 1996 to 28% for the comparable period in 1997. The absolute increase in SG&A is primarily due to the inclusion of the Acquisitions, whereas approximately one half of the increase of SG&A as a percent of revenue can be attributed to the decrease in GSR revenues.

Depreciation and amortization expense increased from $1,085 to $1,328 for the six months ended June 30, 1997, relative to the same period in 1996. Approximately 50% of this 22% increase in depreciation and amortization is attributable to the inclusion of the Acquisitions for 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the first six months of 1997 was $335. This use of cash includes the one time repayment of $1,203 of deferred interest associated with the repayment of the Company's subordinated debt.

Investing and financing activities for the first six months of 1997 included capital expenditures of $457 and payments totaling $959 for various acquisitions. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

During the second quarter of 1997 the Company entered into an agreement with its senior lender for an increased credit facility. The Company repaid all subordinated debt and associated deferred interest and restructured the outstanding loans.

PART II:  OTHER INFORMATION


Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities

            None.

Item 3. Defaults upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders of ORC was held on June 17, 1997 at the Company's headquarters for the following purposes:

            1. To elect three directors to serve until the 2000 Annual Meeting of Shareholders of the Company and until his respective successors shall have been duly elected and qualified.

                   --  James C. Fink
                   --  George G. Gordon
                   --  Derek B. Smith

            2. To approve the Opinion Research Corporation 1997 Stock Incentive Plan.

            All questions were approved by the stockholders.

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


                                         Opinion Research Corporation
                                        ------------------------------
                                                 (Registrant)



Date:  August 13, 1997                       /s/ John F. Short
                                    ------------------------------------
                                     John F. Short, Vice Chairman & CFO