Form 10-Q
period 1997-09-30
OPINION RESEARCH CORP
filed 1997-11-13
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997

Commission file number 0-22554


                          OPINION RESEARCH CORPORATION
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   22-3118960
-------------------------------------            ---------------------------
      (State of incorporation)                        (I.R.S. Employer
                                                      Identification No.)

                 23 Orchard Road
                  Skillman, NJ                              08558
-------------------------------------------------      -----------------
    (Address of principle executive offices)              (Zip Code)

                                  908-281-5100
      ---------------------------------------------------------------------

              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports): Yes X No
                                                              ---    ---
      and; (2) has been subject to such filing requirements for the past 90 days: Yes X No
                ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $0.01 Par Value - 4,143,889 shares as of September 30, 1997

INDEX

                  Opinion Research Corporation and Subsidiaries


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

             Condensed consolidated balance sheets - September 30, 1997 and December 31, 1996

             Condensed consolidated statements of income - Nine months ended September 30, 1997 and 1996

             Condensed consolidated statements of cash flows - Nine months ended September 30, 1997 and 1996

             Notes to condensed consolidated financial statements - September 30, 1997

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                September 30,         December 31,
                                                                                    1997                  1996
                                                                                    ----                  ----
                                     Assets
Current Assets:
    Cash and cash equivalents                                                         $0                  $865
    Accounts receivable:
       Billed                                                                      7,816                 7,480
       Unbilled services                                                           4,427                 2,867
                                                                                   -----                 -----
                                                                                  12,243                10,347
       Less: allowance for doubtful accounts                                         160                   162
                                                                                     ---                   ---
                                                                                  12,083                10,185
    Prepaid and other current assets                                               2,129                 2,655
                                                                                   -----                 -----
Total current assets                                                              14,212                13,705

Property and equipment, net                                                        5,245                 5,511
Capitalized production costs, net                                                    174                   516
Intangibles, net                                                                   1,385                 1,427
Goodwill, net                                                                     11,232                10,971
Other assets                                                                         990                   642
                                                                                     ---                   ---
Total assets                                                                     $33,238               $32,772
                                                                                 =======               =======

                      Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                              $2,337                $1,979
    Accrued expenses                                                                 871                 1,305
    Deferred revenues                                                              3,916                 2,782
    Revolving credit line                                                          2,375                   380
    Notes payable                                                                  1,200                 6,047
    Current maturities of obligations under capital leases                           205                   220
    Deferred interest payable                                                          0                 1,203
                                                                                       -                 -----
Total current liabilities                                                         10,904                13,916

Long term debt                                                                     4,400                   993
Long term maturities of obligations under capital leases                             124                   276
Deferred income taxes                                                              1,076                 1,103
Other liabilities                                                                    905                   839

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued or outstanding
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,231,747 shares issued and 4,143,889 outstanding in 1997 and 1996             42                    42
    Additional paid-in capital                                                    14,011                14,011
    Retained earnings                                                              2,278                 1,526
    Foreign currency translation adjustment                                          (12)                  556
    Treasury stock, at cost, 87,858 shares in 1997 and 1996                         (490)                 (490)
                                                                                    ----                  ----
Total stockholders' equity                                                        15,829                15,645
                                                                                  ------                ------
Total liabilities and stockholders' equity                                       $33,238               $32,772
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
--------------------------------------------------------------------------------


                                                                        Three Months Ended                Nine Months Ended
                                                                            September 30                     September 30
                                                                        1997            1996               1997          1996
                                                                        ----            ----               ----          ----
Revenues                                                             $14,705         $10,963            $41,068       $34,224
Cost of revenues                                                       8,927           6,840             25,571        20,639
                                                                       -----           -----             ------        ------
     Gross Profit                                                      5,778           4,123             15,497        13,585

Selling, general and administrative expenses                           4,400           3,156             11,682         9,181
Depreciation and amortization                                            651             566              1,979         1,651
                                                                         ---             ---              -----         -----
     Operating Income                                                    727             401              1,836         2,753

Interest expense, net                                                    124             195                417           538
                                                                         ---             ---                ---           ---
     Income before provision for income taxes                            603             206              1,419         2,215

Provision for income taxes                                               283             132                667         1,036
                                                                         ---             ---                ---         -----
Net Income                                                              $320             $74               $752        $1,179
                                                                        ====             ===               ====        ======

Net income per common share:
  Primary                                                              $0.08           $0.02              $0.18         $0.28
                                                                       =====           =====              =====         =====
  Fully diluted                                                        $0.08           $0.02              $0.18         $0.27
                                                                       =====           =====              =====         =====
Weighted average common shares outstanding:
  Primary                                                          4,143,889       4,180,687          4,143,889     4,220,359
  Fully diluted                                                    4,143,889       4,870,239          4,143,889     4,904,321

--------------------------------------------------------------------------------

                       See notes to financial statements

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  1997            1996
                                                                  ----            ----
Cash provided by (used in) operating activities:                  $825          $1,722

Cash flows from investing activities:
  Payments for acquisitions                                     (1,250)           (752)
  Proceeds from the sale of fixed assets                             -              12
  Capital expenditures                                            (828)           (899)
                                                                  -----           -----
     Net cash used in investing activities                      (2,078)         (1,639)
                                                                -------         -------

Cash flows from financing activities:
  Borrowings under line-of-credit facilities                    12,774           7,606
  Repayment under line-of-credit facilities                    (10,779)         (6,147)
  Issuance of note payable                                       6,073               -
  Repayment of note payable                                     (7,513)         (1,031)
  Capital stock repurchased                                          -            (373)
  Repayments under capitalized lease obligations                  (167)           (136)
                                                                  -----           -----
   Net cash provided by (used in) financing activities             388             (81)
                                                                   ---             ----

Increase (decrease) in cash and cash equivalents                  (865)              2
Cash and cash equivalents at beginning of period                   865             340
                                                                   ---             ---
Cash and cash equivalents at end of period                          $0            $342
                                                                    ==            ====

--------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                              September 30, 1997
                                  (Unaudited)
              (in thousands, except share and per share amounts)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - EARNINGS PER SHARE

Primary earnings per share is determined by dividing net income by the weighted average common shares and stock options outstanding. Fully diluted earnings per share for the nine months ended September 30, 1996, takes into account the conversion of convertible debentures outstanding, adjusted for related interest expense. Common stock equivalents and shares attributable to the conversion of convertible debentures are not included in the earnings per share calculation for the nine months ended September 30, 1997 as they expired on November 30, 1996.

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

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Results of Operations - Third Quarter 1997 as Compared to Third Quarter 1996

Revenues for the third quarter of 1997 increased $3,742, or 34%, from $10,963 in the third quarter of 1996 to $14,705 in the third quarter of 1997. This increase in third quarter revenues can be attributed to the inclusion of GSR/SIA and ORC Korea ("the Acquisitions") for the quarter which accounted for 34% of the quarter's increase. During the third quarter of 1997, the Company expanded its client offerings by entering the telemarketing arena with ORC TeleScience. The inclusion of ORC TeleScience in the third quarter accounted for $1,183, or 32%, of the total revenue increase. Increases in revenues for the Company's existing businesses represent the remainder of the increased third quarter revenues.

Gross profit for the three months ended September 30, 1997 increased by $1,655 from $4,123 to $5,778, or 40%. As a percent of revenues, gross profit increased from 38% in 1996 to 39% in 1997. The increase in gross profit attributable to the addition of the Acquisitions and ORC TeleScience was $846, or 51%, of the increase. As a percent of revenues, the Acquisitions and ORC TeleScience generate a lower gross profit.

Selling, general and administrative expenses increased $1,244 from $3,156 to $4,400 for the three months ended September 30, 1997, relative to the same period in 1996. As a percent of revenues, SG&A has increased from 29% for the three months ended September 30, 1996 to 30% for the comparable period in 1997. The increase in SG&A resulting from the inclusion of the Acquisitions and ORC TeleScience amounted to $819 or 66% of the increase. Although SG&A in the Company's existing businesses increased $426, or 13%, for the quarter, as a percent of revenue, it remained unchanged at 29%.

Depreciation and amortization expense increased $85 from $566 in the third quarter of 1996 to $651 in the third quarter 1997. Of the increase, $69, or 81%, is attributable to the inclusion of the Acquisitions and ORC TeleScience in the 1997 figures.

Results of Operations - Nine Months Year-to-Date 1997 as Compared to Nine Months Year-to-Date 1996

Revenues for the first nine months of 1997 increased $6,844, or 20%, as compared to the first nine months of 1996. The nine month increase in revenues can be attributed to the inclusion of the Acquisitions and ORC TeleScience for 1997. These increases were offset somewhat by a decrease in GSR revenues. Although down 4% from the first three quarters of 1996, revenues for GSR for the full year of 1997 are expected to be approximately equal to the revenues for 1996.

Gross profit for the nine months ended September 30, 1997 increased by $1,912 from $13,585 to $15,497 or 14%. The increase in gross profit for 1997 attributable to the Acquisitions and ORC TeleScience was $1,930 together with an increase in U.S. gross profit being offset by a decrease in GSR. As a percent of revenues, gross profit decreased from 40% in 1996 to 38% in 1997. This decrease in the gross profit percentage is attributable to the inclusion of the Acquisitions for 1997 coupled with the decrease in GSR revenues.

Selling, general and administrative expenses increased $2,501 from $9,181 to $11,682 for the nine months ended September 30, 1997, relative to the same period in 1996. As a percent of revenues, SG&A has increased from 27% for the nine months ended September 30, 1996 to 28% for the comparable period in 1997. The absolute increase in SG&A due to the inclusion of the Acquisitions and ORC TeleScience is $1,597, or 64%, of the increase.

Depreciation and amortization expense increased $328 from $1,651 to $1,979 for the nine months ended September 30, 1997, relative to the same period in 1996. Approximately 61% of this 20% increase in depreciation and amortization is attributable to the inclusion of the Acquisitions and ORC TeleScience for 1997.

Liquidity and Capital Resources

Net cash provided by operations for the first nine months of 1997 was $825. Included in the $825 is a one-time repayment of $1,203 of deferred interest associated with the repayment of the Company's subordinated debt.

Investing and financing activities for the first nine months of 1997 included capital expenditures of $840 and payments totaling $1,250 for various acquisitions. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

During the second quarter of 1997 the Company entered into an agreement with its senior lender for an increased credit facility. The Company repaid all subordinated debt and associated deferred interest and refinanced the outstanding loans.

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

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

               a) (11)  Statement regarding computation of per share earnings

               b) Reports on Form 8-K

                  None.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
          Exhibit (11)-Statement Re: Computation of Earnings per Share
--------------------------------------------------------------------------------


                                                      Three Months Ended         Nine Months Ended
                                                         September 30               September 30
                                                     1997          1996          1997          1996
                                                    ------        ------        ------        ------
                                                         (000's omitted, except per share data)
Primary:
Average shares outstanding                           4,144         4,181         4,144         4,166
Net effect of dilutive stock options - based
   on the treasury stock method                                       35                          54
                                                    ------        ------        ------        ------

Totals                                               4,144         4,216         4,144         4,220
                                                    ======        ======        ======        ======

Net income                                          $  320        $   74        $  752        $1,179
                                                    ======        ======        ======        ======

Per share amount                                    $ 0.08        $ 0.02        $ 0.18        $ 0.28
                                                    ======        ======        ======        ======

Fully diluted:
Average shares outstanding                           4,144         4,181         4,144         4,166
Net effect of dilutive stock options - based
   on the treasury stock method                                       35                          84
Assumed conversion of convertible debentures                         654                         654
                                                    ------        ------        ------        ------

Totals                                               4,144         4,870         4,144         4,904
                                                    ======        ======        ======        ======

Net income                                          $  320        $   74        $  752        $1,179
Add debenture interest, net of tax effect                             54                         162
                                                    ------        ------        ------        ------
Totals                                              $  320        $  128        $  752        $1,341
                                                    ======        ======        ======        ======
Per share amount (1)                                $ 0.08        $ 0.02        $ 0.18        $ 0.27
                                                    ======        ======        ======        ======

--------------------------------------------------------------------------------

(1) Shown as $.02 as the effect of the interest attributable to the conversion of convertible debentures is anti-dilutive for the three months ending September 30, 1996.

                       See notes to financial statements

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Opinion Research Corporation
                                   ---------------------------------------------
                                                    (Registrant)




Date:  November 13, 1997                        John F. Short/s/
      ------------------           ---------------------------------------------
                                       John F. Short, Vice Chairman & CFO