Form 10-K
period 1997-12-31
OPINION RESEARCH CORP
filed 1998-03-23
CIK 911673

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------
          EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                       or

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to_______

                        Commission file number  0-22554
                                               ---------

                         OPINION RESEARCH CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                 22-3118960
-------------------------------                -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification Number)

23 Orchard Road, Skillman, New Jersey                08558
-------------------------------------              ---------
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
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock by non-affiliates of the Registrant, based on the closing sale price of its common stock on February 27, 1998, a date within 60 days prior to the date of filing, as quoted on the Nasdaq National Market, was approximately $19,969,000.*

     As of February 27, 1998, 4,193,889 shares of common stock, par value $.01 per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Part III -  Portions of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Registrant's 1998 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

_______________________

*Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

Readers of this report should be aware that the following important factors, among others, in some cases have affected, and in the future could affect the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the
Company:

  Reliance on Key Clients. The Company's success is dependent upon its ability to maintain its existing clients and obtain new clients. The loss of one or more of the Company's large clients or a significant reduction in business from such clients could have a material adverse effect on the Company. The Company's largest client is General Motors Corporation ("GM"). The Company's various contracts with GM accounted for 17%, 25% and 22% of the Company's revenues for the years ended 1997, 1996 and 1995, respectively. The Company's focus on attracting larger projects and establishing long-term client relationships may increase the Company's reliance on particular projects and clients. Although the Company's ongoing projects may generally be terminated by its clients at any time, funds for work completed are normally recoverable.

  Fluctuations in Demand for Company Services. Demand for the Company's services can be affected by a number of factors outside the Company's control, including marketing budgets, economic conditions, consolidations and other industry-specific trends, and changes in management or ownership of a client. As a result, the Company's revenues and operating results may fluctuate.

  Business Strategy Regarding Acquisitions and International Expansion. Part of the Company's business strategy is to expand domestically, internationally, and to extend into related businesses through strategic acquisitions. There can be no assurance that the Company's services will be widely accepted as it seeks to expand in international markets. International expansion will also subject the Company to risks inherent in doing business abroad, including adverse fluctuations in currency exchange rates, limitations on asset transfer, changes in foreign regulations and political turmoil. Furthermore, there can be no assurance that the Company will be able to integrate successfully the operations of any subsequently acquired company with its own operations.

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

                                 PART I
Item 1.   Business
          --------

GENERAL

          Opinion Research Corporation (the "Company") was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, information services, and marketing services, including a focus on businesses selling primarily to other businesses. The Company assists clients in evaluating, monitoring and optimizing the effectiveness of their marketing and sales. The Company's services and products address issues such as customer satisfaction, market demand and forecasting, corporate image, competitive positioning, and telemarketing.

          In August 1993 the Company acquired all of the stock of Gordon Simmons Research Group, Ltd. ("GSR"), substantially increasing the Company's presence in the U.K. and expanding the international aspects of its business. In April of 1994 the Company acquired all of the stock of Strategic Research and Consulting ("SRC"). The SRC acquisition gave the Company access to the U.S. automotive industry. In August of 1995 the Company opened a branch office in Hong Kong and continued to expand internationally with the formation of GSR/SIA Limited ("GSR/SIA") in the U.K. in the latter part of 1996. In purchasing the assets of a division of an information technology company, GSR/SIA expanded the Company's capabilities in servicing international clients and introduced the Company to the U.K. public sector. During 1997, as part of its globalization strategy, the Company acquired a presence in Korea, Taiwan, and Mexico and created ORC TeleServices, a telemarketing company in Tampa, Florida. The year concluded with the announcement of the acquisition of ProTel Marketing, Inc., a high quality telemarketing company based in Lansing, Illinois. This acquisition was completed on January 6, 1998. A Form 8-K was filed on January 20, 1998, regarding this acquisition.

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

          The Company's strategy focuses on client projects that require periodic updating and tracking of information, thereby creating the potential for higher-margin recurring revenues. The portion of the Company's revenues from such projects was approximately 51% in 1997.

THE COMPANY'S SERVICES AND PRODUCTS

          The Company offers a variety of services and products to assist clients with their strategies and plans for marketing and selling their products to businesses and consumers.

Services

          Customer Loyalty & Retention. The Company assists its clients in quantifying customer loyalty and increasing customer retention. By capturing and analyzing the perceptions and experiences of its clients, prospects and employees, the Company provides analysis and feedback on customer loyalty which drives superior customer retention and business performance. The Company provides its clients with information on the elements of products or services which are most important to their customers; on how well these products and services compare to the competition; and on which customers will continue to purchase and recommend such products and services.

          Corporate Reputation & Branding. The Company works with clients worldwide to manage their corporate and brand images; identify and achieve optimal positioning in the marketplace; and strengthen equity with customers, employees and the financial community. The strength of a client's image or reputation is identified through interviews with constituency groups with whom the client interacts and whose decisions influence the client's success. These groups may include customers, potential customers, distributors, suppliers, the media and the investment community.

          Market Demand Analysis & Forecasting. The Company works with clients worldwide to analyze and forecast market demand for new products and services. The Company combines sophisticated analytic techniques with global reach to provide clients with insight regarding optimal product/services configuration and pricing, as well as market size information. This work supports clients' business planning and capital generation for new ventures.

          Advanced Analytics & Data Modeling. The Company's diagnostic and statistical models are among the most sophisticated in market research and will redefine the teleservices industry. The Company applies advanced market research techniques and uses predictive segmentation learning models to improve teleservices success rates. By focusing on its clients' business issues and the application of the right analytic tools, the Company can effectively transform data and analyses into intelligence and insight. This approach holds whether the Company is designing traditional market research surveys, "data mining" client databases to optimize marketing efforts or building dynamic models to guide telemarketers on selecting target prospects and product offerings.

          Employee Survey Programs. The Company provides comprehensive employee-related research services to measure satisfaction, increase staff retention, reduce hiring and training costs, and improve customer service. Using proprietary computer software, exclusive multi-industry benchmarking databases and a combination of quantitative and qualitative methodologies, the Company works with clients to identify strengths and weaknesses. The Company implements all stages of program management, from questionnaire design and processing through reporting, final analysis and recommendations for action.

          Data Collection & Processing. The Company's telephone interviewing Call Centers in North America and Europe combine research expertise, verification and advanced telecommunications technology. These facilities, staffed with multilingual interviewers, use Computer Assisted Telephone Interviewing (CATI), which provides clients with highly efficient and cost effective data and information collection.

          TeleServices. The Company combines its market research expertise in predictive segmentation modeling and database management with top quality teleservices to quantify buyer behavior, optimize targeting of its clients' customers and provide feedback from its clients' customers for "continuous loop" marketing to improve sales. This breakthrough capability -- ORC TeleScience(sm) -- applies sophisticated modeling techniques to cutting-edge teleservices to increase the overall success rate of telemarketing as measured by higher sales yields and lower costs of customer acquisition.

Industries

          Telecommunications and Information Technology. The Company provides market knowledge for a range of telecommunications and information technology companies, from wireless communications companies and telephone carriers to Internet service providers and computer hardware and software firms. Its services include market definition, segmentation, new product development, customer retention, usage analysis, competitive profiling and market demand analysis for satellite communications products.

          Among its services, the Company helps clients determine pricing and distribution systems, tracks service performance, gauges the success of products and services, designs and configures new products, predicts customer needs and defines competitive positions in new markets.

          Financial Services. The Company provides market and customer intelligence to banks, securities brokerage, insurance companies and other financial institutions across a number of business issues: customer loyalty and retention, image management, market segmentation and positioning, new product development, pricing strategy and customer database management.

          By focusing its research efforts on key customer segments such as high net worth individuals, corporate treasurers, active investors, policyholders, etc. the Company can determine the specific factors that influence the target groups' decisions, and design strategies to attract, retain and motivate them effectively.

          Automotive. Utilizing research methodologies developed for its automotive industry clients, the Company has extensive experience working with a wide range of companies around the world, including vehicle manufacturers, original-equipment-manufacturers (OEM) suppliers, dealers, distributors, trucking companies and heavy equipment manufacturers.

          The Company provides sophisticated segmentation research and long-term studies on retailing sales and service; brand image and equity; product development, design and performance; and dealer/manufacturer relations. The Company's exclusive consumer market analysis evaluates and tracks customer needs as they relate to new vehicle purchase, financing and leasing, buying behavior and brand loyalty.

          Retail and Trade. To shape marketing strategy, the Company's areas of specialization include understanding the determinants of store choice; customer loyalty and satisfaction; mystery shopping; segmentation and positioning; store location, layout, design and product positioning; merchandise performance; development and appraisal of individual outlets and sites; and diversification into new markets, both international and local.

          The Company also works in partnership with manufacturers and suppliers of consumer goods to understand the needs, behavior and attitudes of customers at all stages in the distribution channel. The Company's aim is to enhance the manufacturer/trade/consumer relationship.

          Health Care. The Company's services include surveys and evaluations to determine patient satisfaction, market segmentation and customer acquisition, competitive analysis, community needs assessment, market segmentation and corporate positioning. For pharmaceutical companies and HMOs and for hospitals and health care providers, the Company also conducts loyalty and retention modeling research as part of its clients' patient and employee satisfaction programs.

          Through its innovative methodologies, such as proprietary panels, the Company establishes ongoing dialogues with difficult-to-reach decision-makers such as physicians, plan administrators and benefits managers.

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

          Shared-Cost Programs. For over 30 years, the Company has conducted shared-cost telephone survey programs, marketed under the name "CARAVAN," in which questions from a number of clients are combined in a series of interview questionnaires. The CARAVAN programs provide multiple clients with high-quality, timely information at a relatively low cost.

          The general public CARAVAN is a weekly shared-cost national survey combining questions of clients such as advertising agencies, public affairs departments of large corporations and product managers. Typically, the information collected from the CARAVAN survey provides measurement and evaluation of advertising and products.

          Developed in 1994, CORPerceptions profiles the image of major corporations that serve the needs of other business establishments located in 16 countries around the world. Telephone or in-person interviews are completed annually with approximately 1,200 senior business executives selected from the largest industrial and services companies within these countries. Industries profiled by executives include automotive, brokerage services, computer hardware, electronics, information technology services, and management consulting.

          CORPerceptions' sister-study, BrandPerceptions, is an international brand equity study conducted among 4,250 consumers in 16 countries throughout Asia Pacific, Europe and North America. As a result of BrandPerceptions, conducted for the first time in 1996, some of the world's leading companies learn more about consumer awareness, preference, satisfaction and loyalty toward their brand and competing brands in the international marketplace.

          Customers for Life is a software-based customer retention tool designed to build and strengthen customer relationships and long-term customer loyalty. Developed in 1997, Customers for Life is a comprehensive program that provides the framework for direct customer feedback, real-time troubleshooting, database management and structured reporting systems.

MARKETING

          In 1997, the Company increased the number of initiatives to further market its services and products. These include:

          Global Corporate Identity Program. The Company established a unified appearance and design to ensure the consistent delivery of marketing messages and a uniform graphic treatment around the world.

          Marketing and Sales-Support Program. The Company developed and implemented a comprehensive communications program to support a systematic business development effort. Elements include advertising, direct marketing, sales-support materials, media relations, seminars and telemarketing to gain access to a large number of prospective clients. The Company's web site allows prospective clients to learn about its products and services at a time of their choosing.

CLIENTS AND CLIENT RELATIONSHIPS

          Some of the Company's largest clients in terms of revenues generated include Bell Atlantic, Coopers & Lybrand, Dean Witter, EDS Corp., GE, General Motors, Moody's Investor Service, Inc., PNC Bank, SBC, and the U.S. Postal Service. In 1997, the Company served over 550 clients. For many clients, the Company performed multiple projects, sometimes for different subsidiaries or business units of the same client.

          In 1997, the Company was engaged by 12 divisions of GM, including GM Corporate, covering such issues as customer satisfaction, product positioning, buyer behavior, and brand and corporate image. Collectively, these projects generated approximately 17% of the Company's revenues. GM has been a client of ORC's automotive practice, since 1985.

COMPETITION

          Many other firms provide some of the services and products provided by the Company, typically focusing on consumer markets. However, the Company believes that no single competitor offers a comparable combination of services and products.

          For business to business market research, the Company believes that it competes for clients based on a variety of factors, including name recognition, reputation, expertise in a variety of industries, ability to access executives and other key constituencies, ability to collect accurate and representative information, ability to enhance the value of the data collected through analysis and consulting, technological competence, reliability, promptness and efficiency. In the Company's experience, rather than price, its typical clients are interested primarily in the quality and utility of the service received.

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

GEOGRAPHIC SEGMENT INFORMATION

                                                                  Results of Foreign Operations
                                                             ----------------------------------------
                                                                  1997          1996         1995
                                                             --------------  -----------  -----------
                                                                     (DOLLARS IN THOUSANDS)

Revenues from foreign operations                                   $17,570      $11,963      $10,550
     % of total Company revenues                                      31.0%        25.3%        23.9%

Operating income (loss) from foreign operations                    $    99        ($215)       ($474)
     % of total Company operating income (loss)                        3.7%         N/A         35.3%

Identifiable assets from foreign operations                        $11,248      $10,077      $ 6,786
     % of total Company assets                                        34.6%        30.8%        23.8%

BACKLOG

          As of December 31, 1997, revenues expected to be received by the Company under its client contracts, which are based on budgeted amounts in those contracts, were $26,092, as compared to $12,154 as of December 31, 1996. This increase in backlog is due to the timing associated with the renewal of certain projects as well as increased sales activity in the fourth quarter of 1997. All of the 1997 amount is expected to be received by December 31, 1998. The Company's engagements generally are terminable by the Company's clients at any time, with the expectation of cost recovery for work completed by the Company.

EMPLOYEES

          As of December 31, 1997, the Company employed a total of 357 full-time employees and maintained a pool of part-time hourly employees in the United States and the United Kingdom of approximately 1,000 people. The part-time employees work as telephone interviewers and data processors. Of the full-time employees, 257 are professionals engaged in direct client service and 100 are engaged in support, administration and executive oversight.

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

Item 2.   Properties
          ----------

          The Company's executive offices are located in approximately 45,000 square feet of leased space in Skillman (Greater Princeton), New Jersey. The term of the lease expires in August 2003. The Company has an option to renew the lease for five years. The Company also leases 3,000 square feet in Chicago, Illinois. This lease will expire in September 1998. The Company maintains a telephone interviewing facility in Tucson, Arizona which it opened in November 1994. The lease on the Tucson facility is for 16,000 square feet and expires in November 2004. ORC's U.K. companies are housed in two leased locations in London and a third location in Manchester, England. One location is approximately 16,000 square feet, and the lease for such premises expires in May 2002. The second London lease is for 2,600 square feet and expires December 1998. The Manchester lease is for 2,600 square feet and expires December 1998. The ORC Automotive Group occupies approximately 25,000 square feet in Maumee (Greater Toledo), Ohio under a lease that expires in June 2000 and 2,400 square feet in Detroit, Michigan that expires in May 2000, with a five-year renewal option.

          The Tucson and London centers presently have a combined total of 272 computer assisted telephone interviewing stations. All of these facilities are equipped with state-of-the-art hardware and software. In a typical telephone interview, the computer assisted telephone interviewing system prompts the interviewer's sequence of questions depending on the previous answers. All responses are recorded directly into the computer, avoiding the need for subsequent data entry and enabling prompt analysis of responses. The interviewees communicate with live interviewers at all times.

          Over the past several years the Company has installed database systems and software to store information in its Toledo, Tucson, and London centers. These systems and software expand the Company's reporting capabilities and transform traditional tabular formats into graphic output, thereby improving the utility and presentation of reports as well as the turnaround times.

          The Company believes that its properties are sufficient for its current operational needs.

Item 3.   Legal Proceedings
          -----------------

          The Company is not a party to any material litigation.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

Item 4A   Executive Officers Of The Registrant
          ------------------------------------

          The current term of office of each of the Company's executive officers expires at the first meeting of the Board of Directors of the Company following the 1998 Annual Meeting of Shareholders, or as soon thereafter as each of their successors is duly elected and qualified.

          The following table sets forth certain information concerning the principal executive officers of the Company as of December 31, 1997.

            Name           Age                 Position
            ----           ---                 --------

Michael R. Cooper, Ph.D.    51      Chairman, President and Chief
                                    Executive Officer

John F. Short               53      Vice-Chairman, Chief Financial
                                    Officer, Treasurer, and Secretary

Gregory C. Ellis            41      Chief Operating Officer - ORC
                                    Market Research

James C. Fink, Ph.D.        53      Executive Vice President

James T. Heisler, Ph.D.     51      Executive Vice President


Jeffrey T. Resnick             41    Group Managing Director - ORC
                                     Princeton Group

Gerard Miodus                  41    Group Managing Director - ORC
                                     Information Services Group

Nigel Maxfield                 40    Group Managing Director - ORC U.K.

Richard Cornelius              36    Deputy Group Managing Director -
                                     ORC U.K.

     Dr. Cooper joined the Company as its President and Chief Executive Officer in 1989, was elected Chairman in 1991, and continues to serve in these capacities. Dr. Cooper received a Ph.D. in Industrial and Organizational Psychology from The Ohio State University.

     Mr. Short joined the Company as its Chief Financial Officer in 1989 and was appointed Vice Chairman in 1992.

     Mr. Ellis joined the Company in October 1995 as the Chief Executive Officer of the Princeton Group. In July 1997 Mr. Ellis was appointed Managing Director
- ORC Automotive Group, and in December 1997, he was promoted to Chief Operating Officer - ORC Market Research. Prior to joining ORC, Mr. Ellis was Senior Vice President and General Manager of Testing, Analytics, and Media Services for AC Nielsen Company. Mr. Ellis holds a M.S.I.A. degree from Carnegie-Mellon University's Graduate School of Industrial Administration.

      Dr. Fink joined the Company in 1982. Since 1990, Dr. Fink has held various managerial positions within the Company and is currently responsible for the Corporate Reputation and Branding Practice of the Princeton Group. Dr. Fink received a Ph.D. in Economics from the Pennsylvania State University.

     Dr. Heisler joined the Company in 1982. Since 1990, Dr. Heisler has held various managerial positions, and he is currently responsible for the Telecommunications and Technology Practice of the Princeton Group. Dr. Heisler received a Ph.D. in Social Psychology from Illinois Institute of Technology.

     Mr. Resnick joined the Company in 1984. Since 1990 Mr. Resnick has directed the Financial Services Practice for the Princeton Group. In 1996 Mr. Resnick was appointed Group Managing Director - ORC Princeton Group. Mr. Resnick holds a Master of Arts degree from Western Michigan University and a Bachelor of Science degree from the Pennsylvania State University.

     Mr. Miodus joined the Company in 1982. Throughout the years Mr. Miodus has served in various capacities in the Company's Data Collection arena. In 1997 Mr. Miodus was appointed Group Managing Director - ORC Information Services Group. Mr. Miodus holds a Bachelor of Arts degree in Economics from Michigan State University.

     Mr. Maxfield joined the Company in 1996 when GSR/SIA purchased the assets of a division of an information technology company ("SIA"). Mr. Maxfield had served as a Director of SIA since 1992. In 1997 Mr. Maxfield was appointed Group Managing Director ORC - U.K. Mr. Maxfield holds a Ph.D. in Mathematics from the University of Sheffield.

     Mr. Cornelius joined Gordon Simmons Research Group in 1984 and directed the Telecommunications Practice for GSR Group until he became the Deputy Group Managing Director in 1996. During 1997 Mr. Cornelius was appointed Deputy Managing Director ORC - U.K. Mr. Cornelius received a Bachelor of Science degree, with Honors, in Sociology from Kingston University.

                                 PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

Market Information
------------------

          The Company's Common Stock has been traded on NASDAQ/NMS under the symbol "ORCI" since the Company's initial public offering on October 26, 1993. The table below sets forth the high and low closing sales prices for the Company's Common Stock for each of the four quarters of 1997 and 1996:

                                                              High         Low
                                                           -----------  ----------
Calendar Year 1997
---------------------------------------------------------
    Fourth Quarter                                              $5.750      $3.500
    Third Quarter                                                4.000       3.375
    Second Quarter                                               4.125       3.125
    First Quarter                                                3.875       3.125

Calendar Year 1996
---------------------------------------------------------
    Fourth Quarter                                              $4.880      $3.130
    Third Quarter                                                7.380       4.000
    Second Quarter                                               7.130       6.250
    First Quarter                                                7.130       5.880

          The closing price of the Company's Common Stock on February 27, 1998 was $6.437 per share. As of February 27, 1998, the Company had 55 holders of record of its Common Stock (approximately 1,100 beneficial shareholders).

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

Item 6.  Selected Financial Data
                            Selected Financial Data
                     (In Thousands, Except Per Share Data)

-----------------------------------------------------------------------------------------------------------


                                                            For the Twelve Months Ended December 31,
                                             --------------------------------------------------------------
                                               1997         1996         1995          1994          1993
                                             --------      --------    --------      --------      --------

Operating Statement Data:
Revenues                                     $ 56,673      $47,273     $ 44,101      $ 39,841      $24,537

Income (loss) from continuing operations(1)     2,801        2,425       (1,341)        3,267        1,380

Extraordinary gain on debt
   restructuring, net of tax of $90(2)                                                                 365

Net income (loss)                            $  1,151      $   808     ($ 1,669)     $  1,295      $   841

Weighted average common shares
  outstanding  (3), (4)                         4,144        4,169        4,232         4,232        3,063
Income (loss) before extraordinary
  gain per common share                      $   0.28      $  0.19    ($   0.39)     $   0.31      $  0.16
Extraordinary gain per common share                                                                   0.12
                                             --------      --------    --------      --------      --------
Net income (loss) per common share           $   0.28      $  0.19    ($   0.39)     $   0.31      $  0.28
                                             --------      --------    --------      --------      --------
Adjusted weighted average common shares
  and assumed conversions  (3), (5)             4,146        4,213                      4,874         3,599
Income before extraordinary
  gain per diluted share                     $   0.28      $  0.19                   $   0.30      $   0.16
Extraordinary gain per diluted share                                                                  $0.10
                                             --------      --------                  --------      --------
Net income per diluted share                 $   0.28      $   0.19                  $   0.30      $   0.26
                                             --------      --------                  --------      --------
Balance Sheet Data:
Total assets                                 $ 32,480      $32,772     $ 28,537      $ 30,674      $24,604
Total debt                                      6,652        7,916        7,372         5,816        4,341


-----------------------------------------------------------------------------------------------------------

(1) In the second quarter of 1995, the Company took an unusual pre-tax charge of $3,489. This charge included a $1,958 write-down of capitalized production costs; $178 for the disposal of fixed assets: $460 of intangible assets associated with previous acquisitions; $380 in severance costs; $414 provision for the abandonment of leases: and other miscellaneous charges of $99.
(2) In June 1993, the Company realized an extraordinary pre-tax gain of $455 resulting from the cancellation of deferred interest in accordance with an agreement with Arthur D. Little.
(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No.128, Earnings Per Share.For further discussion of earnings per share and the impact of Statement No. 128, see notes 1 and 11 to the consolidated financial statements beginning on page F-6.
(4) The basic earnings per share calculations have given effect to the public offering of stock by the Company on October 26, 1993 and all related closing transactions.
(5) Shares attributable to the conversion of convertible debentures are not included for 1996 as they expired on November 30, 1996, nor in 1995, as their effect was anti-dilutive.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------

          Results of Operations
          ---------------------

OVERVIEW

          The Company was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, information services, and marketing services, including a focus on businesses selling primarily to other businesses. The Company assists clients in evaluating, monitoring and optimizing the effectiveness of their marketing and sales. The Company's services and products address issues such as customer satisfaction, market demand and forecasting, corporate image, competitive positioning, and telemarketing.

          In August 1993 the Company acquired all of the stock of GSR, substantially increasing the Company's presence in the U.K. and expanding the international aspects of its business. In April of 1994 the Company acquired all of the stock of SRC. The SRC acquisition gave the Company access to the U.S. automotive industry. In August of 1995 the Company opened a branch office in Hong Kong and continued to expand internationally with the formation of GSR/SIA in the U.K. in the latter part of 1996. In purchasing the assets of a division of an information technology company, GSR/SIA expanded the Company's capabilities in servicing international clients and introduced the Company to the U.K. public sector. During 1997, as part of its globalization strategy, the Company acquired a presence in Korea, Taiwan, and Mexico and created ORC TeleServices, a telemarketing company in Tampa, Florida. The year concluded with the announcement of the acquisition of ProTel Marketing, Inc., a high quality telemarketing company based in Lansing, Illinois. This acquisition was completed on January 6, 1998.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

Revenues

          Revenues from the U.S., GSR, and Hong Kong grew to $48,891, or 5.6%, in 1997 from $46,299 in 1996. Additionally, revenues increased by 19.9% to $56,673 in 1997 from $47,273 in 1996. $3,930, or 41.8% of this increase in revenues resulted from the acquisition of Korea and Taiwan and the creation of TeleServices in Tampa. An additional $2,878, or 30.6%, of this increase is attributed to the inclusion of the results of operations of GSR/SIA for all of 1997 as opposed to only three months in 1996.

Cost of Revenues

          Cost of revenues increased 13.5% to $34,374 in 1997 from $30,281 in 1996. As a percentage of total revenues, cost of revenues decreased to 60.7% in 1997 from 64.0% in 1996. The decrease in cost of revenues, as a percentage of revenues, reflects the greatly increased revenues in 1997 generated by a relatively stable workforce. Additionally, change in the mix of business to more value added engagements contributed to the relative decline in the cost of revenues.

Selling, General, and Administrative Expenses

          Selling, general and administrative expenses ("SG&A") increased to $16,844 in 1997 from $12,214 in 1996. As a percentage of revenues, SG&A increased to 29.7% in 1997 from 25.8% in 1996. $2,240 or 48.4% of the absolute increase in SG&A can be attributable to the addition of Korea, Taiwan, and the creation of TeleServices and GSR/SIA being present for an entire year. SG&A expenditures increased throughout the year as the Company's performance improved quarter over quarter. Expenditures in 1997 for such items as indirect personnel, recruitment, placement fees, public relations and promotions, and legal and accounting fees all exceeded 1996 levels.

Depreciation and Amortization Expense

          Depreciation and amortization expense increased 12.8 % to $2,654 in 1997 from $2,353 in 1996. As a percentage of revenues, depreciation and amortization expense declined to 4.7% in 1997 from 5.0% in 1996. The increase in the absolute amount of depreciation and amortization is principally attributable to the addition of Korea, Taiwan and the inclusion of GSR/SIA for the full year in 1997.

Provision for Income Taxes

          The provision for income taxes for 1997 and 1996 are $976 and $840, respectively. The provisions in 1997 and 1996 are higher than the amount which results from applying the federal statutory rate to income primarily because of the amortization of non-deductible goodwill generated from pre-1996 acquisitions and the impact of state taxes.

Net Income
          As a result of the items described above, net income for 1997 increased to $1,151, up from $808 in 1996.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

Revenues

          Revenues increased by 7.2% to $47,273 in 1996 from $44,101 in 1995. $974, or 31% of this increase in revenues resulted from the acquisition of GSR/SIA in London effective October 1, 1996. An additional $848, or 26.7%, of this increase can be attributed to an increase in the Company's Asian operations. The remaining increase in revenues was due to a general improvement in business conditions.

Cost of Revenues

          Cost of revenues increased 12.8% to $30,281 in 1996 from $26,854 in 1995. As a percentage of total revenues, cost of revenues increased to 64.0% in 1996 from 60.9% in 1995. The increase in the cost of revenues as a percentage of total revenues was principally due to a management decision to maintain an increased workforce despite experiencing delays in certain contract awards.

Selling, General, and Administrative Expenses

          SG&A decreased to $12,214 in 1996 from $12,422 in 1995. As a percentage of revenues SG&A decreased to 25.8% in 1996 from 28.2% in 1995. The decline in SG&A was the result of a deliberate strategy to control SG&A costs and increase the leverage at the SG&A line as the Company continues to expand.

Depreciation and Amortization Expense

          Depreciation and amortization expense decreased 12.1% to $2,353 in 1996 from $2,677 in 1995. As a percentage of revenues, depreciation and amortization expense declined to 5.0% in 1996 from 6.1% in 1995. The decline in depreciation and amortization was the direct result of the write down of capitalized production cost in the second quarter of 1995 which were amortized over three years.

Unusual Charges

          There were no unusual charges in 1996. During the second quarter of 1995, the Company announced a plan to restructure and consolidate operations, concentrate resources, and better position itself to achieve its strategic growth objectives. This plan resulted in a pre-tax charge of $3,489. This charge included a $1,958 write-down of capitalized production costs related to products discontinued as a result of the restructuring; $178 for the disposal of obsolete fixed assets; $460 of intangible assets associated with previous acquisitions; $380 in severance costs; $414 provision for the abandonment of leases; and other miscellaneous charges of $99. Management does not anticipate incurring an additional charge such as this in the foreseeable future.

Interest Expense

          Net interest expense increased 4.3% to $777 in 1996 compared to $745 in 1995.

Provision for Income Taxes

          The provision/(benefit) for income taxes for 1996 and 1995 are $840 and ($417), respectively. The tax benefit arising from the loss in 1995 was less than the amount which results from applying the federal statutory rate to the loss primarily because of foreign losses for which no tax benefit was currently available. The provision in 1996 is higher than the amount which results from applying the federal statutory rate to income primarily because of the amortization of non-deductible goodwill and state taxes.

          The Company has recognized for financial reporting purposes deferred tax assets which consist primarily of a tax net operating loss carryforward. These deferred tax assets are expected to be realized upon the reversal of existing taxable temporary differences.

Net Income

          Net income (loss) for the periods ending December 31, 1996 and 1995 were $808 and ($1,669), respectively. The Company's net income for the period ended December 31, 1995 was materially impacted by the non-recurring unusual item discussed previously. There were no such non-recurring items in 1996.

LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 1997, working capital was $3,266, an increase of $3,477 from December 31, 1996. The increase in working capital is due primarily to the refinancing of $3,000 of subordinated debt and $1,203 of deferred interest that were classified as current liabilities in 1996. The $1,203 repayment of deferred interest was the principal reason for the Company having generated less cash from operations in 1997 than 1996. The cash generated from operations in 1997 was $2,876 as compared to $3,392 in 1996.

          Cash used in investing activities for 1997 was $2,375, comprised of $1,382 in payment for the various acquisitions and $1,011 in capital expenditures.

          In 1997, the Company increased net borrowings from its senior lender by $1,921. A portion of these funds was used to supplement cash generated from operations to repay $3,000 of subordinated debt and $1,203 of deferred interest, to repay principal under capital lease arrangements of $240, and to finance the acquisitions noted previously.

          In March of 1997, the Company negotiated a $15,000 senior debt facility to be used for acquisitions, capital expenditures, and working capital. The facility is comprised of a revolving credit line of $9,000 carrying an interest rate of the bank's designated base rate (the "Base Rate") plus 25 basis points and five year term notes of $6,000 of which (i.) one-third carries a fixed interest rate of 10.25%; (ii.) one-third carries a fixed interest rate of 10.00%; and (iii.) one-third carries a variable rate of the Base Rate plus one hundred and fifty basis points. In conjunction with the purchase of ProTel on January 6, 1998, the Company's senior lender issued an additional five-year note for $7,500. This note carries an interest rate of LIBOR plus 275 basis points or the Base Rate plus 75 basis points. The agreement is for three years from the date of the amendment and is secured by substantially all of the assets of the Company. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.


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

IMPACT OF YEAR 2000

          The year 2000 issue is the result of computer programs being written using two digits rather than four to define the year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          The Company has taken steps in recent years to ensure that all new purchased software is year 2000 compliant. A recently completed internal study by the Company estimates approximately $250 will be needed to modify or replace its existing software in order to alleviate the year 2000 issue. The Company estimates that by the end of 1998 all of its financial and operational computer systems will be year 2000 compliant.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

          Not Applicable.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Financial Statements are set forth at Page F-1 at the end of this Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------

          Financial Disclosure
          ----------------------
          None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1997, and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation
          ----------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1997, and is hereby incorporated by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1997, and is hereby incorporated by reference thereto.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1997, and is hereby incorporated by reference thereto.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          -----------------------------------------------------------------

          (a) The following documents are filed as part of this report.

                   1.    Financial Statements                                 Page Reference
                         --------------------                                 --------------

                         Report of Independent Auditors.                      F-1

                         Consolidated Balance Sheets as of December 31,       F-2
                         1997 and 1996.

                         Consolidated Statements of Operations for            F-3
                         the years ended December 31, 1997, 1996,
                         and 1995.

                         Consolidated Statements of Stockholders'             F-4
                         Equity for the years ended December 31, 1997,
                         1996, and 1995.

                         Consolidated Statements of Cash Flows for            F-5
                         the years ended December 31, 1997, 1996, and 1995.

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

          10-K filed with the Securities and Exchange Commission on March 31, 1995.

   *10.1 Employment Agreement between the Registrant and Michael R. Cooper. Incorporated by reference to Exhibit 10.1 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 27, 1997.

   *10.2 Employment Agreement between the Registrant and John F. Short. Incorporated by reference to Exhibit 10.2 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 27, 1997.

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

  *10.6   The Registrant's Retirement Plan - Incorporated by reference to
          Exhibit 10.7 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.7   1997 Stock Incentive Plan.

   10.8 Lease Agreement dated May 15, 1995 between the Registrant and the Maumee Woodlands IV Company (Maumee Facility). Incorporated by reference to Exhibit 10.15 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.

   10.9 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility) - Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.10 Lease dated March 24, 1992 between Torin (Angel City) Investments Limited and Davis Schottlander & Davis Limited (for second floor of GSR facility) - Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.11 Lease dated February 1, 1984 between Torin (Angel City) Investments Limited and Davis Schottlander & Davis Limited (for third floor of GSR facility) - Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.12  Assignment of Lease dated December 20, 1989 between Torin (Angel
          City) Davis Schottlander & Davis Limited and GSR and Lionel Lawrence Gordon, Esq. and Martin Simmons, Esq. (for second and third floors of GSR facility) - Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.13 Lease dated March 24, 1982 between Torin (Angel City) Davis Schottlander & Davis Limited (for fourth floor of GSR facility) - Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.14 Assignment of Lease dated October 27, 1989 between Davis Schottlander and Davis Limited and GSR and Lionel Lawrence Gordon, Esq. and Martin Simmons, Esq. (for fourth floor of GSR facility) - Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.15 Lease dated August 25, 1994 between the Registrant and H.C. Properties, USA, Inc. (Tucson Facility) - Incorporated by reference to
          Exhibit 10.22 on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

   10.16 Asset Purchase Agreement between registrant and Pro Tel Marketing, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 20, 1998.

   10.17 Amended and Restated Loan and Security Agreement dated May 8, 1997 among Opinion Research Corporation, ORC TeleScience Corp., ORC, Inc. and CoreStates Bank, N.A.

   10.18 First Amendment and Joinder dated January 7, 1998 to Amended and Restated Loan and Security Agreement dated May 8, 1997 among Opinion Research Corporation, ORC TeleScience Corp., ORC, Inc. and ORC ProTel, Inc. and CoreStates Bank, N.A.

   21     Subsidiaries of the Registrant.

          (b)  Reports on Form 8-K
               None.

--------------------------------------------------------------------------------

* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this report

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         OPINION RESEARCH CORPORATION


                         By:     /s/ Michael R. Cooper
                            -----------------------------------------
                                     Michael R. Cooper, Chairman



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/Michael R. Cooper               Principal Executive Officer and Director
----------------------------
Michael R. Cooper


/s/John F. Short                   Principal Financial and Accounting
-------------------------------
John F. Short                      Officer and Director


/s/James C. Fink                   Director
------------------------------
James C. Fink


/s/James T. Heisler                Director
------------------------------
James T. Heisler


/s/George G. Gordon                Director
------------------------------
George G. Gordon

                         Report of Independent Auditors



The Board of Directors and Stockholders
Opinion Research Corporation

We have audited the accompanying consolidated balance sheets of Opinion Research Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opinion Research Corporation and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ Ernst & Young LLP


Princeton, New Jersey
February 6, 1998

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            December 31,
                                                                                  ----------------------------------
                                                                                       1997               1996
                                                                                  ---------------     --------------
                                  ASSETS
Current Assets:
    Cash and cash equivalents                                                     $          160      $         865
    Accounts receivable:
       Billed                                                                              7,242              7,480
       Unbilled services                                                                   4,061              2,867
                                                                                  ---------------     --------------
                                                                                          11,303             10,347
       Less: allowance for doubtful accounts                                                 170                162
                                                                                  ---------------     --------------
                                                                                          11,133             10,185
    Prepaid and other current assets                                                       2,215              2,655
                                                                                  ---------------     --------------
Total current assets                                                                      13,508             13,705

Property and equipment, net                                                                5,041              5,511
Capitalized production costs, net                                                            145                516
Intangible assets, net                                                                     1,316              1,427
Goodwill, net                                                                             11,063             10,971
Other assets                                                                               1,407                642
                                                                                  ---------------     --------------
                                                                                  $       32,480      $      32,772
                                                                                  ===============     ==============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                              $          960      $       1,979
    Accrued expenses                                                                       2,800              1,305
    Deferred revenues                                                                      4,024              2,782
    Revolving credit line                                                                    990                380
    Notes payable                                                                          1,251              6,047
    Deferred interest payable                                                                                 1,203
    Current maturities of obligations under capital leases                                   217                220
                                                                                  ---------------     --------------
Total current liabilities                                                                 10,242             13,916

Long term debt                                                                             4,100                993
Long term maturities of obligations under capital leases                                      94                276
Deferred income taxes                                                                        425              1,103
Other liabilities                                                                          1,259                839
Stockholders' equity:
      Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued or outstanding
      Common Stock, $.01 par value, 10,000,000 shares authorized,
         4,231,747 shares issued and 4,193,889 outstanding in 1997
         and 4,231,747 shares issued and 4,143,889 outstanding in 1996                        42                 42
    Additional paid-in capital                                                            13,976             14,011
    Retained earnings                                                                      2,677              1,526
    Foreign currency cumulative translation adjustment                                      (149)               556
    Treasury Stock, at cost, 37,858 shares in 1997, 87,858 in 1996                          (186)              (490)
                                                                                  ---------------     --------------
Total stockholders' equity                                                                16,360             15,645
                                                                                  ---------------     --------------
                                                                                  $       32,480      $      32,772
                                                                                  ===============     ==============

                      See notes to financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
              (in thousands, except share and per share amounts)


                                                                                  Year Ended December 31,
                                                                     ---------------------------------------------------
                                                                          1997              1996              1995
                                                                     ---------------   ---------------    --------------

Revenues                                                             $       56,673    $       47,273   $        44,101
Cost of revenues                                                             34,374            30,281            26,854
                                                                     ---------------   ---------------    --------------
     Gross profit                                                            22,299            16,992            17,247
Selling, general and administrative expenses                                 16,844            12,214            12,422
Depreciation and amortization                                                 2,654             2,353             2,677
Unusual charge                                                                                                    3,489
                                                                     ---------------   ---------------    --------------
     Operating income (loss)                                                  2,801             2,425            (1,341)
Interest expense, net                                                           674               777               745
                                                                     ---------------   ---------------    --------------
     Income (loss) before income taxes                                        2,127             1,648            (2,086)
Provision (benefit) for income taxes                                            976               840              (417)
                                                                     ---------------   ---------------    --------------
Net income (loss)                                                    $        1,151    $          808     $      (1,669)
                                                                     ===============   ===============    ==============


Net income (loss) per common share:
  Basic                                                              $         0.28    $         0.19     $       (0.39)
                                                                     ===============   ===============    ==============
  Diluted                                                            $         0.28    $         0.19
                                                                     ===============   ===============

Weighted average common shares outstanding:
  Basic                                                                   4,144,164         4,169,327         4,231,812
  Diluted                                                                 4,145,866         4,212,952




                      See notes to financial statements.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                              FOREIGN
                                    COMMON STOCK      ADDITIONAL             CURRENCY     TREASURY STOCK        TOTAL
                               -------------------     PAID IN    RETAINED  TRANSLATION ------------------   STOCKHOLDERS'
                                SHARES     AMOUNT      CAPITAL    EARNINGS  ADJUSTMENT   SHARES    AMOUNT      EQUITY
                               --------   --------   ----------  ---------  ----------- --------  --------   -----------
Balance, December 31, 1994       4,232    $     42    $ 14,067    $  2,387   $    199                          $ 16,695
Stock repurchase                                                                              35       (207)       (207)
Foreign currency translation
    adjustment                                                                    (74)                              (74)
Net loss                                                            (1,669)                                      (1,669)
                                 -----    --------    --------    --------   --------   --------   --------    --------
Balance, December 31, 1995       4,232          42      14,067         718        125         35       (207)     14,745
Stock repurchase                                                                             102       (580)       (580)
Stock issuance                                             (56)                              (49)       297         241
Foreign currency translation
    adjustment                                                                    431                               431
Net income                                                             808                                          808
                                 -----     --------    --------    -------    -------    --------   --------    -------
Balance, December 31, 1996       4,232          42      14,011       1,526        556         88       (490)     15,645
Stock issuance                                             (35)                              (50)       304         269
Foreign currency translation
    adjustment                                                                   (705)                             (705)
Net income                                                           1,151                                        1,151
                                 -----    --------    --------    --------   --------   --------   --------    --------
Balance, December 31, 1997       4,232    $     42    $ 13,976    $  2,677   $   (149)        38   $   (186)   $ 16,360
                                 =====    ========    ========    ========   ========   ========   ========    ========


                      See notes to financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                     Year Ended December 31,
                                                                        ---------------------------------------------------
                                                                            1997               1996              1995
                                                                        --------------    ---------------    --------------
Cash flows from operating activities:
   Net income (loss)                                                    $       1,151     $          808     $      (1,669)
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
     Depreciation and amortization                                              2,654              2,353             2,677
     Loss (gain) on disposal of fixed assets                                        4                (16)              179
     Non-cash portion of unusual charge                                                                              2,420
     Provision for doubtful accounts                                               10                 30               (46)
     Change in operating assets and liabilities net of effects
       from acquisitions
        Billed accounts receivable                                                228             (1,536)             (678)
        Unbilled services                                                      (1,236)               922              (383)
        Other assets                                                             (379)            (1,144)             (685)
        Accounts payable                                                       (1,033)               154              (543)
        Accrued expenses                                                          980               (630)              234
        Advanced billing from customers                                         1,216              1,424            (1,116)
        Deferred interest payable                                              (1,203)               399               361
        Deferred income taxes                                                    (677)               745              (683)
        Other liabilities                                                       1,161               (117)                4
                                                                        --------------    ---------------    --------------
        Net cash provided by operating activities                               2,876              3,392                72
                                                                        --------------    ---------------    --------------

Cash flows from investing activities:
   Payment for acquisitions, net of cash acquired                              (1,382)            (3,272)             (891)
   Proceeds from the sale of fixed assets                                          18                 31
   Capitalized production costs                                                                     (442)              (32)
   Capital expenditures                                                        (1,011)            (1,647)             (586)
                                                                        --------------    ---------------    --------------
      Net cash used in investing activities                                    (2,375)            (5,330)           (1,509)
                                                                        --------------    ---------------    --------------

Cash flows from financing activities:
   Borrowings under line-of-credit agreement                                   18,010             23,622            11,009
   Repayments under line-of-credit agreement                                  (17,400)           (21,348)          (11,238)
   Issuance of note payable                                                     6,151              1,404             1,410
   Repayment of note payable                                                   (7,840)              (643)             (100)
   Repayments under capital lease arrangements                                   (240)              (257)             (324)
   Capital stock repurchased, net                                                                   (339)             (207)
   Proceeds from issuance of capital stock                                        269
                                                                        --------------    ---------------    --------------
      Net cash provided by (used in) financing activities                      (1,050)             2,439               550
                                                                        --------------    ---------------    --------------

Effect of exchange rate changes on cash and cash equivalents                     (156)                24
                                                                        --------------    ---------------    --------------
Increase (decrease) in cash and cash equivalents                                 (705)               525              (887)
Cash and cash equivalents at beginning of period                                  865                340             1,227
                                                                        --------------    ---------------    --------------
Cash and cash equivalents at end of period                              $         160     $          865     $         340
                                                                        ==============    ===============    ==============

Non-cash investing and financing activities:
   Acquisition of equipment under capital lease                       $            55                      $           777
                                                                        ==============                       ==============
   Capital stock issued in connection with acquisitions                                  $            241
                                                                                          ===============


                      See notes to financial statements.

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997
             (in thousands, except share and  per share amounts)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Opinion Research Corporation and Subsidiaries (the Company, ORC), which was founded in 1938, provides market research, marketing services, and business information services. The Company offers a variety of products and services for clients in the North American, European, Asian, and Latin American markets. The Company offers such services as customer satisfaction, market demand and forecasting, corporate image, competitive positioning, and telemarketing. Some products such as business panels and shared-cost programs are marketed independently as well as used by the Company to deliver the above listed services. The Company operates in one industry segment.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions are eliminated upon consolidation.

REVENUE RECOGNITION

Revenues from professional services are recognized at the time services are performed on a percentage of completion basis. Invoices to clients are generated in accordance with the terms of the applicable contract, which are not directly related to the performance of services. Unbilled services are classified as a current asset. Advanced billings from clients in excess of revenue earned are classified as a current liability. The Company grants credit primarily to large public companies and performs periodic credit evaluations of its clients' financial condition. The Company does not generally require collateral. Credit losses relating to clients consistently have been within management's expectations. As of December 31, 1997, two clients constituted 27% of net accounts receivable. These clients accounted for 22% of the revenues for the year ended December 31, 1997. As of December 31, 1996, two clients constituted 21% of net accounts receivable and accounted for 29% of revenues for the year ended December 31, 1996. At December 31, 1995, one client constituted 33% of net accounts receivable. Combined revenues for this client accounted for 22% of the Company's revenues for the year ended December 31, 1995.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets (see Note 12).

CAPITALIZED PRODUCTION COSTS

The costs of producing the Company's standardized computer models are capitalized and amortized using the straight-line method over three years or the estimated remaining periods for which the models provide future economic benefits, whichever is shorter. The models are computer software which are marketed and sold by the Company as separate products, along with research and business information services. Capitalization of costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized costs require considerable judgment by management with respect to certain factors including anticipated future gross revenues, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Capitalized production costs were 0, $442, and $32 for the years ended December 31, 1997, 1996 and 1995, respectively. The amortization expense of capitalized production costs for these same periods was $371, $226, and $683, respectively. During 1995, the Company recorded a pre-tax write-down of capitalized production costs of $1,958 (see Note 12).

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN OPERATIONS

The functional currency for the Company's UK subsidiaries is the British Pound. The functional currencies for Korea, Taiwan and Mexico are the Korean Won, the New Taiwan Dollar, and the Mexican Peso. The translation into U.S. dollars is performed for assets and liabilities using the exchange rate in effect at the balance sheet date and for revenue and expense accounts using a monthly average exchange rate during the period. Translation adjustments are shown as a separate component of shareholder's equity. Combined revenue, assets and other financial information for foreign operations are as follows:

                                            YEAR ENDED DECEMBER 31,
                                  ---------------------------------------
                                      1997           1996         1995
                                  -------------  ------------  ----------

        Revenue                        $17,570       $11,963     $10,227
        Net Income (loss)                ($130)        ($240)      ($606)


                                                         DECEMBER 31,
                                                     -------------------
                                                        1997        1996
                                                     -------     -------

        Assets                                       $11,248     $10,077
        Liabilities                                  $ 8,142     $ 7,129
        Stockholders' equity                         $ 3,018     $ 2,948


STOCK-BASED COMPENSATION

As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company's employee stock option equals or exceeds the fair market value of the underlying common stock on the date of grant.

INCOME TAXES

The Company files a consolidated federal income tax return. Separate income tax returns are filed for foreign, state, and local income taxes.

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt the provisions of these Statements in fiscal year 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a primary financial statement. The Company is currently evaluating the reporting formats recommended under this Statement. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company continues to evaluate the provisions of SFAS No. 131 and, upon adoption, the Company may report operating segments.

2.  ACQUISITIONS

On April 29, 1994 the Company purchased the stock of Strategic Research and Consulting, Inc., (SRC), an Ohio corporation, for a price of $3,000. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. During 1995, cash payments totaling $891 were made to the previous owners of SRC as part of the purchase price which was contingent upon achieving specific performance criteria. The additional consideration is recorded as goodwill and is being amortized over the 24 years remaining on the original goodwill. Based on 1995 operating performance, a second payment of $667 was made to the principals of Strategic Research and Consulting, Inc. during 1996. This payment consisted of a cash payment of $426 and the issuance of stock valued at $241. This payment has been recorded as goodwill and is being amortized over the 23 years remaining on the original goodwill. During 1997, a final cash payment of $171 was made and recorded as goodwill and is being amortized over 22 years.

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  ACQUISITIONS (CONTINUED)

During 1996, the Company created GSR/SIA, Limited, to purchase the assets of a division of an information technology company. This operating company is a wholly owned subsidiary of ORC Holdings, Limited, a holding company created in 1996 to hold the shares of all the Company's U.K. holdings. To that end, the shares of Gordon Simmons Research Group were exchanged by the Company for shares in ORC Holdings, Limited. Also during 1996, the Company purchased the stock of a Chicago based market research company that now serves as the Healthcare Practice for the Company.

In 1997 the Company completed a stock purchase of a company in Korea and the asset purchase of companies in Taiwan and Mexico. Additionally, Gordon Simmons Research Group was renamed ORC International, Limited, into which GSR/SIA, Limited, was merged.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                        ----------------------------------
                                                              1997              1996
                                                        ----------------  ----------------

Leasehold improvements                                           $ 1,837           $ 1,714
Computer equipment and software                                    7,496             6,221
Furniture, fixtures, and equipment                                 3,330             3,501
Equipment under capital lease obligations                            844             1,143
                                                                 -------           -------
                                                                  13,507            12,579
Less accumulated depreciation & amortization                       8,466             7,068
                                                                 -------           -------
Property and equipment, net                                      $ 5,041           $ 5,511
                                                                 =======           =======

4.  INTANGIBLE ASSETS

Intangible assets are as follows:

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1997         1996
                                                                -----------  -----------

Capitalized production costs                                         $1,076       $1,076
  less accumulated amortization                                         931          560
                                                                     ------       ------
Capitalized production costs, net                                    $  145       $  516
                                                                     ======       ======



                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  INTANGIBLE ASSETS (CONTINUED)

Intangible assets                                                   $ 3,805      $ 3,703
  less accumulated amortization                                       2,489        2,276
                                                                    -------      -------
Intangible assets, net                                              $ 1,316      $ 1,427
                                                                    =======      =======

Goodwill                                                            $12,699      $12,165
  less accumulated amortization                                       1,636        1,194
                                                                    -------      -------
Goodwill, net                                                       $11,063      $10,971
                                                                    =======      =======

5.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes consists of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                           1997          1996         1995
                                                      --------------  -----------  -----------

United States                                                $2,343       $1,973      ($1,480)
Foreign                                                        (216)        (325)        (606)
                                                             ------       ------      -------
                                                             $2,127       $1,648      ($2,086)
                                                             ======       ======      =======

The provision (benefit) for income taxes consists of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                        1997            1996             1995
                                                    -------------  ---------------  ---------------
Current:
     Federal                                              $1,520            $  84           $   96
     State                                                   117              110              170
     Foreign                                                 (14)             (70)
                                                          ------            -----           ------
     Total current                                         1,623              124              266
                                                          ------            -----           ------
Deferred:
     Federal                                                (496)             553             (496)
     State                                                  (146)             163             (187)
     Foreign                                                  (5)
                                                          ------            -----           ------
     Total deferred                                         (647)             716             (683)
                                                          ------            -----           ------
                                                          $  976            $ 840            ($417)
                                                          ======            =====           ======

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  INCOME TAXES (CONTINUED)

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                            1997           1996          1995
                                                       --------------  -------------  -----------
Statutory rate applied to pre-tax income (loss)                $ 723           $ 560       ($710)
Add (deduct):
     State income taxes, net of federal benefit                   77              73         (75)
     Foreign operating losses for which a tax
       benefit has not been recorded                              55              42         206
     Effect of non-deductible expenses                            46              55          20
     Effect of goodwill amortization                             107              98          61
     Decrease in valuation allowance                             (30)
     Other                                                        (2)             12          81
                                                               -----           -----       -----
                                                               $ 976           $ 840       ($417)
                                                               =====           =====       =====

The Company's deferred tax liabilities and assets consists of the following temporary differences:

                                                                   DECEMBER 31,
                                                       -------------------------------------
                                                               1997               1996
                                                       --------------------  ---------------
Deferred tax liabilities:
   Capitalized production costs                                      $ 929           $1,296
   Tax basis adjustment of acquired subsidiary                                          227
                                                                     -----           ------
      Total deferred tax liabilities                                   929            1,523
                                                                     -----           ------
Deferred tax assets:
   Reserves for doubtful accounts                                       50               44
   Fixed assets                                                        117              134
   Deferred compensation                                               162
   Net operating loss carryforwards                                    110              199
   Valuation allowance                                                 (34)             (64)
   Other                                                                99              107
                                                                     -----           ------
      Total deferred tax assets                                        504              420
                                                                     -----           ------
Net deferred tax liabilities                                         $ 425           $1,103
                                                                     =====           ======

The Company has fully utilized its U.S. federal tax net operating loss carryforwards at December 31, 1997. At December 31, 1997 and 1996, unremitted earnings of foreign subsidiaries were approximately $424 and $170, respectively. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  INCOME TAXES (CONTINUED)

Income taxes paid in the U.S. for 1997, 1996, and 1995 were $841, $677, and $109, respectively.

Income taxes of $383 were paid in the U.K. in 1995. No income taxes were paid in the U.K. in 1997 and 1996.

6.  DEBT

Debt consists of the following:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                                1997           1996
                                                          ----------------  ----------

Working capital facilities                                          $  990      $2,509
Notes payable to bank                                                5,351       1,911
Notes payable                                                                    3,000
                                                                    ------      ------
Total debt                                                           6,341       7,420
Less current maturities                                              2,241       6,427
                                                                    ------      ------
Long-term portion                                                   $4,100      $  993
                                                                    ======      ======

At December 31, 1997, the Company had a credit facility with a U.S. bank totaling $15 million: $9 million of revolving credit and $6 million in three, five year notes.

As of December 31, 1997, the Company had outstanding $990 on the revolving credit facility and $5,351 remaining on the term loans. The revolving credit facility carries an interest rate of the bank's designated base rate ("Base Rate") (8.5% at December 31, 1997) plus 25 basis points. Of the outstanding term loans, 2/3 carry fixed interest rates of 10.25% and 10%, respectively. The remaining 1/3 carries an interest rate of the Base Rate plus one hundred and fifty basis points. Payments of interest only were required on these notes for the first six months. The weighted average interest rate on short term borrowings at December 31, 1997 and 1996, were 9.49% and 8.98%, respectively. The interest rates on the revolving credit facility and on one of the notes are based on current market rates. The rates on the remaining two notes were fixed based on the bank's designated prime rate which has remained unchanged since the issuance of the notes. Consequently, the carrying value of the amounts due under the credit facility approximates their fair value at December 31, 1997.

On August 13, 1993, the Company issued a subordinated 10% convertible note for $3,000. The $3,000 in principal and $1,203 of deferred interest were repaid from the above mentioned credit facility in May 1997.

On January 6, 1998, the credit facility was extended by the Company's senior lender to $21 million. An additional term loan was issued for $7.5 million carrying an interest rate of the Base Rate plus

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  DEBT (CONTINUED)

75 basis points or LIBOR plus 275 basis points. The proceeds from this additional note, as well as drawings on the revolving credit facility, were used for the purchase of Pro Tel Marketing, Inc. (see Note 14).

Aggregate maturities of debt for the years ending December 31, inclusive of the term loan discussed above, are as follows:

1998.............................................................      $3,074
1999.............................................................       2,917
2000.............................................................       2,917
2001.............................................................       2,867
2002.............................................................       2,066

The Company paid interest of $679, $379, and $445 during the years ended December 31, 1997, 1996, and 1995, respectively. Also during 1997, the Company paid $1,203 of deferred interest associated with the repayment of its subordinated debt.

7.  PENSION

The Company maintains a defined contribution pension and profit sharing plan covering substantially all employees. Employees may contribute from 1% to 15% of their annual salary, up to the maximum allowable under the Internal Revenue Code. The Board of Directors may elect to match employees' contributions or contribute to the profit sharing plan. Plan assets include 310,625 and 317,563 shares of common stock of the Company at December 31, 1997 and 1996, respectively. The Company contributed $104, $75, and $65 to the plan in 1997, 1996, and 1995, respectively.

8.  LEASES

Future minimum payments required under capital and operating leases that have noncancelable lease terms in excess of one year are as follows:

                                                             CAPITAL     OPERATING
                                                              LEASES       LEASES
                                                            ----------  ------------
1998......................................................        $227        $2,100
1999......................................................          87         1,827
2000......................................................          12         1,750
2001......................................................                     1,478
2002......................................................                     1,100
Thereafter................................................                       992
                                                                  ----        ------
Total minimum lease payments..............................        $326        $9,247
                                                                              ======

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  LEASES (CONTINUED)

Less amounts representing interest........................           15
                                                                   ----
Capitalized lease obligations.............................          311
Less current portion......................................          217
                                                                   ----
Long term portion.........................................         $ 94
                                                                   ====

Rent expense under operating leases was $2,178, $1,480, and $1,641, for the years ended December 31, 1997, 1996 and 1995, respectively. Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on similar properties.

9.  STOCKHOLDERS' EQUITY

On May 8, 1995, the Board of Directors authorized the Company to buy back up to 500,000 shares of the Company's common stock. During the fourth quarter of 1995, the Company repurchased 34,625 shares at a cost of $207. During 1996 the Company repurchased 102,182 shares at a cost of $580. Also, during 1996, 48,949 shares valued at $241 were issued to the three senior principals of SRC (see Note 2). In December 1997, the Company sold 50,000 shares to a senior executive of the Company for $269, the fair market value at the time of the transaction.

10.  STOCK OPTIONS

The 1994 Stock Incentive Plan provided for the grant of up to 350,000 options to purchase common stock to directors and key employees of the Company. No employee could be granted options to acquire more than 100,000 shares of Company common stock in any one calendar year. The options granted under the 1994 plan had an exercise price that was at least equal to the fair market value of the stock on the grant date and were exercisable for seven years. Options granted under this plan vested equally over a period of three years. The plan terminates on April 25, 2004.

The 1993 Stock Incentive Plan provided for the grant of up to 375,000 options to purchase common stock to directors and key employees of the Company. The exercise price of options granted to employees under this plan was at least equal to the fair market value of the stock on the date of grant. These options vested equally over a three year period. The plan terminates in August 2003.
As amended in 1996, each Non-employee Director on the date of the Annual Meeting of Stockholders is automatically granted options to acquire the "formula number" of shares of common stock. The option exercise price for these options will be equal to the fair market value of the underlying shares on the date of the grant. The options granted under this provision will be non-qualified stock options. The Non-employee Directors' options will become exercisable on the

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  STOCK OPTIONS (CONTINUED)

first anniversary of the date of grant provided the Non-employee Director is a member of the Board of Directors on that date. The "formula number" for 1997 and 1996 was 15,000 shares for those Non-employee Directors who have served as a member of the Board of Directors for a period of three full years or more, and 5,000 shares for all other Non-employee Directors.

Non-employee Directors' options terminate seven years from the date of grant or 90 days after the optionee ceases to serve as a member of the Board of Directors for any reason. Any options of a Non-employee Director that are not exercisable when he or she ceases to serve as a member of the Board of Directors will terminate as of the termination of the Non-employee Director's service on the Board of Directors.

On June 17, 1997 the shareholders of the Company approved the merger of the 1993 and 1994 Stock Incentive Plans into the 1997 Stock Incentive Plan. This merger was undertaken in order to simplify administration and record keeping otherwise required in operating the plans separately. The 1997 Stock Incentive Plan was also amended to increase the number of shares available for grant from 725,000 to 875,000. The 1997 Stock Incentive Plan terminates on April 16, 2007. Stock option transactions for the 1997 Stock Incentive Plan (and its predecessors) were as follows:

                                                          NUMBER         WEIGHTED AVERAGE
                                                         OF SHARES        EXERCISE PRICE
                                                      ---------------  ---------------------
Outstanding balance at December 31, 1994                     371,958                   $6.35

1995
-----
Granted                                                      246,750                   $5.11
Canceled                                                     (53,332)                  $6.16
                                                            --------
Outstanding Balance at December 31, 1995                     565,376                   $5.82

1996
----

Granted                                                      174,000                   $6.50
Canceled                                                     (49,084)                  $5.55
                                                            --------
Outstanding Balance at December 31, 1996                     690,292                   $6.01

1997
----
Granted                                                      595,206                   $5.55
Canceled                                                    (327,458)                  $6.22
                                                            --------
Outstanding Balance at December 31, 1997                     958,040                   $5.65
                                                            ========

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  STOCK OPTIONS (CONTINUED)

Included above in the 1997 figures are 307,706 options that were issued in 1993 and 1994, cancelled in December 1997, and reissued in December 1997. The reissued options retained all of the original attributes except for expiration dates which are six years from the date of grant for options initially granted in 1993 and seven years for those options originally granted in 1994. All reissued options have an exercise price equal to or greater than the market value of the stock on the date of grant.

Additionally, in December 1997, 200,000 non-plan options were granted to three senior executives. These non-plan options were issued with an exercise price equal to the market value of the stock at the date of grant. These options have a vesting period of three years and a life of seven years. These options are included in the previously presented option table.

Options exercisable at December 31, 1997, 1996 and 1995 were 533,791, 386,709, and 305,536, respectively. Exercise prices for options outstanding as of December 31, 1997 for the plan ranged from $3.63 to $8.38 per share. The weighted average remaining term of the outstanding options is 5.76 years.

During 1995 the Board of Directors voted to reduce the exercise price of the options granted prior to 1994 from $8.00 to $5.875 per share.

In accordance with the provisions of SFAS No. 123, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

                                                                   1997        1996         1995
                                                                 ---------  -----------  -----------
Net income (loss) - as reported................................     $1,151        $ 808     $(1,669)
Net income (loss) - pro forma..................................     $  593        $ 341     $(1,817)
Earnings (loss) per share - as reported........................     $  .28        $ .19     $ (0.39)
Earnings (loss) per share - pro forma..........................     $  .14        $ .08     $ (0.42)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                    1997        1996         1995
                                                                 ----------  -----------  -----------
Expected dividend yield........................................          0%           0%           0%
Expected stock price volatility................................       40.2%        34.9%        34.9%
Risk-free interest rate........................................        5.5%         5.7%         7.6%
Expected life of options.......................................    7 years      7 years      7 years

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  STOCK OPTIONS (CONTINUED)

The weighted average fair value of options granted during 1997 and 1996 were $2.15 and $3.17 per share, respectively.

11.  EARNINGS PER SHARE
-
The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                              Twelve Months Ended December 31,
                                                          -----------------------------------------
                                                              1997          1996          1995
                                                          ------------  ------------  -------------
                                                            (000's omitted, except per share data)
Numerator:
   Net income (loss)                                            $1,151        $  808       ($1,669)
                                                                ------        ------       -------
   Numerator for basic and diluted earnings per share           $1,151        $  808       ($1,669)
                                                                ======        ======       =======

Denominator:
   Denominator for basic earnings per share
      weighted-average shares                                    4,144         4,169         4,232
   Effect of dilutive stock options                                  2            44
                                                                ------        ------
   Denominator for diluted earnings per share
    adjusted weighted-average shares                             4,146         4,213
                                                                ======        ======

Basic earnings per share                                        $ 0.28        $ 0.19        ($0.39)
                                                                ======        ======       =======

Diluted earnings per share                                      $ 0.28        $ 0.19
                                                                ======        ======

Shares attributable to the conversion of convertible debentures were not included in 1996 as they expired on November 30, 1996, nor 1995, as their effect was anti-dilutive.

12.  UNUSUAL CHARGE

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

                OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.  SPLIT-DOLLAR LIFE INSURANCE

During 1995, the Company entered into certain agreements with trusts established in the names of two officers of the Company. Under these agreements, the Company pays certain premiums on life insurance policies on the officers, to which the trusts are the beneficiaries. The Company has been assigned certain rights to the assets of the trusts as collateral for the premiums paid on these life insurance policies. The amounts paid by the Company for the premiums on these policies, an aggregate of $292 and $178 at December 31, 1997 and 1996, respectively, are included in other assets in the accompanying consolidated balance sheets. In the event the policies are terminated, the officers have guaranteed the repayment of the amounts due from their respective trusts, and have pledged certain of their personal assets to the Company to collateralize such guarantees.

14.  SUBSEQUENT EVENTS

Pursuant to an Asset Purchase Agreement dated January 6, 1998, ORC ProTel ("ProTel"), a newly created subsidiary of the Company, purchased certain assets (not including cash or accounts receivable) and assumed certain liabilities of Pro Tel Marketing, Inc. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. The purchase price was comprised of a $10,000 cash payment and 400,000 options to purchase common shares of the Company's stock, with the provision that such options may, at the option of the holders, be returned to the Company for cash payment of $2,000 on the second anniversary of the closing. The fair value of these options was $1,691 at the acquisition date. The fair value of the assets acquired and liabilities assumed was $632 and $143, respectively. The Company incurred $543 of costs related to the acquisition. Identifiable intangible assets valued at $1,250 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets acquired in the amount of $10,495 has been recorded as Goodwill to be amortized using the straight-line method over a period of fifteen years. In addition, over the next three years, the sellers may earn up to an additional $10,000 of cash payments, contingent upon ProTel achieving certain future targets for revenues and earnings before interest, income taxes, depreciation, and amortization.

              Schedule II - Valuation and Qualifying Accounts
               OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                         (in Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------------------
Rule 12-09.  Valuation and Qualifying Accounts
-------------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                      Balance at  -------------------------------------
         Description                  beginning   Charged to costs   Charged to other     Deductions -      Balance at
                                      of Period    and Expenses     accounts - describe    describe        End of Period
-------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997:
  Deducted from asset account:
     Allowance for Doubtful Accounts     $  162           $  153                          $  145(1)                $170
     Accumulated Amortization:
       Capitalized Production Costs         560              371                                                    931
       Goodwill                           1,194              442                                                  1,636
       Intangible Assets                  2,276              213                                                  2,489
                                         ------           ------         ------           ------                -------
     Totals                              $4,192           $1,179                          $  145                $ 5,226
                                         ------           ------         ------           ------                -------
Year ended December 31, 1996:
  Deducted from asset account:
     Allowance for Doubtful Accounts     $  129           $  105                          $   72(1)                $162
     Accumulated Amortization:
       Capitalized Production Costs         334              226                                                    560
       Goodwill                             806              388                                                  1,194
       Intangible Assets                  1,734              542                                                  2,276
                                         ------           ------         ------           ------                -------
     Totals                              $3,003           $1,261                          $   72                $ 4,192
                                         ------           ------         ------           ------                -------
Year ended December 31, 1995:
  Deducted from asset account:
     Allowance for Doubtful Accounts     $  166           $   26                          $   63(1)             $   129
     Accumulated Amortization:
       Capitalized Production Costs       1,604              683                           1,953(2)                 334
       Goodwill                             638              297                             129(2)                 806
       Intangible Assets                  1,208              526                                                  1,734
                                         ------           ------         ------           ------                -------
     Totals                              $3,616           $1,532                          $2,145                $ 3,003
                                         ------           ------         ------           ------                -------

----------------------------------------------------------------------------------------------------------------------------

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

   10.1 Employment Agreement between the Registrant and Michael R. Cooper. Incorporated by reference to Exhibit 10.1 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 27, 1997.

   10.2 Employment Agreement between the Registrant and John F. Short. Incorporated by reference to Exhibit 10.2 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 27, 1997.

   10.3 Employment Agreement between the Registrant and James C. Fink. Incorporated by reference to Exhibit 10.5 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

   10.4 Employment Agreement between the Registrant and James T. Heisler. Incorporated by reference to Exhibit 10.6 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

   10.5 Employment Agreement between the Registrant and Gregory C. Ellis. Incorporated by reference to Exhibit 10.5 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.

   10.6   The Registrant's Retirement Plan - Incorporated by reference to
          Exhibit 10.7 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.7   1997 Stock Incentive Plan.

   10.8 Lease Agreement dated May 15, 1995 between the Registrant and the Maumee Woodlands IV Company (Maumee Facility). Incorporated by reference to Exhibit 10.15 on Registrant's Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.

   10.9 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility) - Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.10 Lease dated March 24, 1992 between Torin (Angel City) Investments Limited and Davis Schottlander & Davis Limited (for second floor of GSR facility) - Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.11 Lease dated February 1, 1984 between Torin (Angel City) Investments Limited and Davis Schottlander & Davis Limited (for third floor of GSR facility) - Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.12  Assignment of Lease dated December 20, 1989 between Torin (Angel
          City) Davis Schottlander & Davis Limited and GSR and Lionel Lawrence Gordon, Esq. and Martin Simmons, Esq. (for second and third floors of GSR facility) - Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.13 Lease dated March 24, 1982 between Torin (Angel City) Davis Schottlander & Davis Limited (for fourth floor of GSR facility) - Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.14 Assignment of Lease dated October 27, 1989 between Davis Schottlander and Davis Limited and GSR and Lionel Lawrence Gordon, Esq. and Martin Simmons, Esq. (for fourth floor of GSR facility) - Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1(No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993.

   10.15 Lease dated August 25, 1994 between the Registrant and H.C. Properties, USA, Inc. (Tucson Facility) - Incorporated by reference to
          Exhibit 10.22 on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

   10.16 Asset Purchase Agreement between registrant and Pro Tel Marketing, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 20, 1998.

   10.17 Amended and Restated Loan and Security Agreement dated May 8, 1997 among Opinion Research Corporation, ORC TeleScience Corp., ORC, Inc. and CoreStates Bank, N.A.

   10.18 First Amendment and Joinder dated January 7, 1998 to Amended and Restated Loan and Security Agreement dated May 8, 1997 among Opinion Research Corporation, ORC TeleScience Corp., ORC, Inc. and ORC ProTel, Inc. and CoreStates Bank, N.A.

   21     Subsidiaries of the Registrant.

          (b) Reports on Form 8-K
               None.