Form 10-Q
period 1998-03-31
OPINION RESEARCH CORP
filed 1998-05-14
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1998

Commission file number 0-22554
                       -------

                          OPINION RESEARCH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         22-3118960
--------------------------------------------          --------------------------
       (State of incorporation)                             (I.R.S. Employer
                                                           Identification No.)


          23 Orchard Road
           Skillman, NJ                                          08558
--------------------------------------------         --------------------------
(Address of principle executive offices)                       (Zip Code)

                                  908-281-5100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file such reports):   Yes      X         No            and; (2) has
                                      ----------        ----------
been subject to such filing requirements for the past 90 days:
Yes       X               No
     --------------          --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 4,193,889 shares as of March 31, 1998

                                     INDEX

                 Opinion Research Corporation and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

           Condensed consolidated balance sheets - March 31, 1998
           and December 31, 1997

           Condensed consolidated statements of income - Three months ended March 31, 1998 and 1997

           Condensed consolidated statements of cash flows - Three months ended March 31, 1998 and 1997

           Notes to condensed consolidated financial statements - March 31, 1998

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

                   OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       (in thousands, except share amounts)
                                   (Unaudited)

                                                                March 31,       December 31,
                                                                  1998              1997
                                                                --------        -----------
                                       Assets
Current Assets:
    Cash and cash equivalents                                 $      423      $      160
    Accounts receivable:
       Billed                                                     10,202           7,242
       Unbilled services                                           4,950           4,061
                                                               ---------       ---------
                                                                  15,152          11,303
       Less: allowance for doubtful accounts                         184             170
                                                               ---------       ---------
                                                                  14,968          11,133
    Prepaid and other current assets                               2,943           2,215
                                                               ---------       ---------
Total current assets                                              18,334          13,508

Property and equipment, net                                        5,705           5,041
Capitalized production costs, net                                    126             145
Intangibles, net                                                   2,397           1,316
Goodwill, net                                                     21,317          11,063
Other assets                                                       1,545           1,407
                                                               ---------       ---------
                                                               $  49,424       $  32,480
                                                               =========       =========

                     Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                           $   1,891       $     960
    Accrued expenses                                               3,190           2,732
    Deferred revenues                                              4,241           4,024
    Revolving credit line                                          4,992             990
    Notes payable                                                  2,091           1,251
    Current maturities of obligations under capital leases           208             217
    Other current liabilities                                      1,706              68
                                                               ---------       ---------
Total current liabilities                                         18,319          10,242

Long term debt                                                    10,467           4,100
Long term maturities of obligations under capital leases              65              94
Deferred income taxes                                                395             425
Other liabilities                                                  3,104           1,259

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none issued or outstanding                                      -               -
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,231,747 shares issued and 4,193,889 outstanding in 1998
       and 1997                                                       42              42
    Additional paid-in capital                                    13,976          13,976
    Retained earnings                                              3,102           2,677
    Treasury stock, at cost, 37,858 shares in 1998 and 1997         (186)           (186)
    Accumulated other comprehensive income:
        foreign currency translation adjustment                      140            (149)
                                                               ---------       ---------
Total stockholders' equity                                        17,074          16,360
                                                               ---------       ---------
                                                               $  49,424       $  32,480
                                                               =========       =========

----------------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                  ---------------------------
                                                     1998             1997
                                                     ----             ----
Revenues                                          $    18,476     $    12,519
Cost of revenues                                       11,533           7,990
                                                  ------------    ------------
     Gross profit                                       6,943           4,529
Selling, general and administrative expenses            4,892           3,405
Depreciation and amortization                             918             657
                                                  ------------    ------------
     Operating income                                   1,133             467
Interest expense, net                                     361             176
                                                  ------------    ------------
     Income before provision for income taxes             772             291
Provision for income taxes                                347             137
                                                  ------------    ------------
Net income                                        $       425     $       154
                                                   ===========     ===========
Net income per common share:
  Basic                                           $      0.10     $      0.04
  Diluted                                         $      0.10     $      0.04

Weighted average common shares outstanding:
  Basic                                             4,193,889       4,143,889
  Diluted                                           4,269,508       4,143,889

-------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            --------------------------
                                                               1998             1997
                                                            ----------        --------
Net cash provided by operating activities                   $     922         $   729

Cash flows from investing activities:
  Payment for acquisitions                                    (11,434)           (150)
  Proceeds from disposal of assets                                122               -
  Capital expenditures                                           (518)           (210)
                                                            ----------        --------
     Net cash used in investing activities                    (11,830)           (360)
                                                            ----------        --------

Cash flows from financing activities:
  Borrowings under line-of-credit agreements                   22,973           1,517
  Repayments under line-of-credit agreements                  (18,971)         (2,117)
  Issuance of notes payable                                     7,593              49
  Repayments of notes payable                                    (386)           (230)
  Repayments under capital lease arrangements                     (38)            (56)
                                                            ----------        --------
     Net cash provided by (used in) financing activities       11,171            (837)
                                                            ----------        --------

Increase (decrease) in cash and cash equivalents                  263            (468)
Cash and cash equivalents at beginning of period                  160             865
                                                            ----------        --------
Cash and cash equivalents at end of period                  $     423         $   397
                                                            ==========        ========

----------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                  (Unaudited)
                     (in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - CREDIT FACILITY

During January 1998, the Company executed an agreement for an increased facility with its senior lender. The new facility allows for $12,500 of term notes and $9,000 of revolving credit with combined total not to exceed $21,000. As of March 31, 1998, the Company has available under its revolving credit facility $4,008. The agreement is for three years and is secured by substantially all of the assets of the Company.


NOTE C - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months
                                                                  Ended March 31,
                                                            -------------------------
                                                                1998          1997
                                                            ----------    -----------
Numerator:
 Net income                                                 $      425    $       154
                                                            ----------    -----------
 Numerator for basic and diluted earnings per share         $      425    $       154
                                                            ==========    ===========

Denominator:
     Denominator for basic earnings per share
       weighted-average shares                                   4,194          4,144
     Effect of dilutive stock options                               76              -
                                                            ----------    -----------
     Denominator for diluted earnings per share
       adjusted weighted-average shares                          4,270          4,144
                                                            ==========    ===========

Basic and diluted earnings per share                        $     0.10    $      0.04
                                                            ==========    ===========


NOTE D - ACQUISITION OF PRO TEL MARKETING, INC.

Pursuant to an Asset Purchase Agreement dated January 6, 1998, ORC ProTel ("ProTel"), a newly created subsidiary of the Company, purchased certain assets (not including cash or accounts receivable) and assumed certain liabilities of Pro Tel Marketing, Inc. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. The purchase price was comprised of a $10,000 cash payment and 400,000 options to purchase common shares of the Company's stock, with the provision that such options may, at the option of the holders, be returned to the Company for cash payment of $2,000 on the second anniversary of the closing. The fair value of these options was $1,691 at the acquisition date. The fair value of the assets acquired and liabilities assumed was $632 and $143, respectively. The Company incurred $543 of costs related to the acquisition. Identifiable intangible assets valued at $1,250 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets acquired in the amount of $10,495 has been recorded as Goodwill and is being amortized using the straight-line method over a period of fifteen years. In addition, over the next three years, the sellers may earn up to an additional $10,000 of cash payments, contingent upon ProTel achieving certain future targets for revenues and earnings before interest, income taxes, depreciation, and amortization.

The unaudited pro forma results of operations for the three months ended March 31, 1997, which assumes the consummation of the ProTel purchase as of January 1, 1997, are as follows:

Revenues                                        $15,919
Net income                                          432

Net income per share:
     Basic and diluted                          $  0.10

The pro forma net income includes adjustment for amortization of goodwill and intangible assets, adjustment of interest expense, and the related income tax effect of such adjustments.


NOTE E - NEW ACCOUNTING PRONOUNCEMENT

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Company's comprehensive income (loss) for the quarters ended March 31, 1998 and 1997, are set forth in the following table:

                                                                 1998            1997
                                                            ------------    ------------
Net income                                                  $        425    $        154
Other comprehensive income (loss):
     Foreign currency translation adjustment                         289            (278)
                                                            ------------    -------------
Comprehensive income (loss)                                          714            (124)
                                                            ============    =============

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(in thousands)

RESULTS OF OPERATIONS - FIRST QUARTER 1998 AS COMPARED TO FIRST QUARTER 1997

Revenues for the first quarter of 1998 increased $5,957, or 48%, from $12,519 in the first quarter of 1997 to $18,476 in the first quarter of 1998. Internal growth accounted for an increase of $2,220, or 18%, and the acquisition of ProTel increased revenues by $3,737, or 30%. Principally all of the internal growth occurred in the U.S. and Hong Kong with the UK and other international operations being flat for the first quarter of 1998 as compared to the first quarter of 1997.

Gross profit for the three months ended March 31, 1998 was $6,943, an increase of $2,414, or 53%, over the same period in 1997. As a percent of revenues, gross profit increased to 38% for the first three months of 1998 compared to 36% in 1997. Internal growth in gross profit amounted to $718, or 16%. As a percent of revenues, non-acquisition gross profit remained relatively stable at 36%. The acquisition of ProTel added $1,696 of gross profit. As a percent of revenues, gross profit for ProTel was 45% for the first quarter of 1998.

Selling, general and administrative expenses increased to $4,892 from $3,405 for the three months ended March 31, 1998 relative to the same period in 1997. Non-acquisition SG&A increased $654, or 19%. As a percent of revenues, non-acquisition SG&A increased slightly from 27% to 28%. The ProTel acquisition accounted for an additional $833 of SG&A. As a percent of revenues, combined SG&A has decreased to 26% for the three months ended March 31, 1998 from 27% for the comparable period in 1997.

Depreciation and amortization expense increased to $918 from $657 for the three months ended March 31, 1998, relative to the same period in 1997. Non-acquisition depreciation and amortization decreased from $657 to $627, or 5%, from the first quarter of 1997 to the first quarter of 1998. The acquisition of ProTel has increased depreciation and amortization by $291, or 44%. As a percent of revenues, the combined depreciation and amortization expense remained constant at 5% for the three months ended March 31, 1998 and 1997.

As a result of all of the above, net income for the Company increased from $154 to $425 for the three months ended March 31, 1997 and 1998, respectively. Non-acquisition net income increased $105, or 68%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the first three months of 1998 was $922.

Investing and financing activities for the first three months of 1998 included capital expenditures of $518 and payments of $11,434 for the ProTel acquisition. Net of the $11,434 borrowed to purchase ProTel, the Company reduced its borrowings by $225 in the three months ended March 31, 1998. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

During January 1998, the Company executed an agreement for an increased facility with its senior lender. The new facility allows for $12,500 of term notes and $9,000 of revolving credit with combined total not to exceed $21,000. As of March 31, 1998, the Company has available under its revolving credit facility $4,008. The agreement is for three years and is secured by substantially all of the assets of the Company.

PART II:  OTHER INFORMATION


Item 1. Legal Proceedings

              None.

Item 2. Changes in Securities

              None.

Item 3. Defaults upon Senior Securities

              None.

Item 4. Submission of Matters to a Vote of Security Holders

              None.

Item 5. Other Information

              None.

Item 6. Exhibits and Reports on Form 8-K

              a) None.

              b) Reports on Form 8-K
                 One report filed January 20, 1998, describing the acquisition of Pro Tel Marketing, Inc. (see Note D). An amendment to
                 Form 8-K filed March 23, 1998 including audited 1997 and 1996 financial statements of Pro Tel Marketing, Inc. and unaudited pro forma consolidated financial statements of the Registrant for the year ended December 31, 1997.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Opinion Research Corporation
                                       -----------------------------------------
                                                       (Registrant)



Date:  May 14, 1998                                /s/ John F. Short
       ------------                    -----------------------------------------
                                           John F. Short, Vice Chairman & CFO