Form 10-Q
period 1998-06-30
OPINION RESEARCH CORP
filed 1998-08-13
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998

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
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file such reports):   Yes      X         No            and; (2) has
                                      ----------       -----------
been subject to such filing requirements for the past 90 days:
Yes       X               No
     --------------          ---------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $0.01 Par Value - 4,193,889 shares as of June 30, 1998

                                     INDEX

                 Opinion Research Corporation and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

           Condensed consolidated balance sheets - June 30, 1998
           and December 31, 1997

           Condensed consolidated statements of income - Six months ended June 30, 1998 and 1997

           Condensed consolidated statements of cash flows - Six months ended June 30, 1998 and 1997

           Notes to condensed consolidated financial statements - June 30, 1998

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------------------

                                                                June 30,       December 31,
                                                                 1998              1997
                                                              -----------     --------------
                              Assets
Current Assets:
    Cash and cash equivalents                                 $     546       $     160
    Accounts receivable:
       Billed                                                     9,902           7,242
       Unbilled services                                          5,426           4,061
                                                                --------        --------
                                                                 15,328          11,303
       Less: allowance for doubtful accounts                        200             170
                                                                --------        --------
                                                                 15,128          11,133
    Prepaid and other current assets                              3,124           2,215
                                                                --------        --------
Total current assets                                             18,798          13,508

Property and equipment, net                                       5,834           5,041
Intangibles, net                                                  2,266           1,316
Goodwill, net                                                    21,353          11,063
Other assets                                                      1,476           1,552
                                                                --------        --------
                                                              $  49,727       $  32,480
                                                                 =======         =======

                      Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                          $   1,886       $     960
    Accrued expenses                                              2,981           2,732
    Deferred revenues                                             2,962           4,024
    Revolving credit line                                         7,304             990
    Notes payable                                                 2,069           1,251
    Other current liabilities                                     1,546             285
                                                                --------        --------
Total current liabilities                                        18,748          10,242

Long term debt                                                   10,167           4,100
Deferred income taxes                                               406             425
Other liabilities                                                 3,215           1,353

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
       authorized, none issued or outstanding                        -               -
    Common stock, $.01 par value, 10,000,000 shares
       authorized, 4,231,747 shares issued and 4,193,889
       outstanding in 1998 and 1997                                  42              42
    Additional paid-in capital                                   13,976          13,976
    Retained earnings                                             3,414           2,677
    Treasury stock, at cost, 37,858 shares in 1998 and 1997        (186)           (186)
    Accumulated other comprehensive income:
        foreign currency translation adjustment                     (55)           (149)
                                                                --------        --------
Total stockholders' equity                                       17,191          16,360
                                                                --------        --------
                                                              $  49,727       $  32,480
                                                                 =======         =======

--------------------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                        June 30,
                                                   ------------------------        ------------------------
                                                     1998            1997            1998            1997
                                                   --------        --------        --------        --------
Revenues                                         $  18,164       $  13,844       $  36,640       $  26,363
Cost of revenues                                    10,705           8,654          22,238          16,644
                                                   --------        --------        --------        --------
     Gross Profit                                    7,459           5,190          14,402           9,719

Selling, general and administrative expenses         4,845           3,877           9,737           7,282
Depreciation and amortization                        1,284             670           2,202           1,328
                                                   --------        --------        --------        --------
     Operating Income                                1,330             643           2,463           1,109

Interest expense, net                                  428             116             789             293
                                                   --------        --------        --------        --------
     Income before provision for income taxes          902             527           1,674             816

Provision for income taxes                             440             248             787             384
                                                   --------        --------        --------        --------
Income before extraordinary loss                       462             279             887             432

Extraordinary loss on debt restructuring,
     net of tax benefit of $133                       (150)              -            (150)              -
                                                   --------        --------        --------        --------
Net Income                                      $      312      $      279      $      737      $      432
                                                    =======         =======         =======         =======

Income before extraordinary loss per common share:
  Basic                                          $    0.11       $    0.07       $    0.21       $    0.10
                                                    =======         =======         =======         =======
  Diluted                                        $    0.11       $    0.07       $    0.21       $    0.10
                                                    =======         =======         =======         =======

Extraordinary loss on debt restructuring
 per common share:
  Basic                                          $   (0.04)      $       -       $   (0.03)      $       -
                                                    =======         =======         =======         =======
  Diluted                                        $   (0.04)      $       -       $   (0.03)      $       -
                                                    =======         =======         =======         =======

Net income per common share:
  Basic                                          $    0.07       $    0.07         $  0.18       $    0.10
                                                    =======         =======         =======         =======
  Diluted                                        $    0.07       $    0.07       $    0.18       $    0.10
                                                    =======         =======         =======         =======

Weighted average common shares outstanding:
  Basic                                          4,193,889       4,143,889       4,193,889       4,143,889
  Diluted                                        4,458,843       4,143,889       4,364,409       4,143,889

-----------------------------------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

        ---------------------------------------------------------------------------------

                                                                    Six Months Ended
                                                                         June 30,
                                                               --------------------------
                                                                  1998             1997
                                                               ----------        --------
        Net cash provided (used) by operating activitie      $       399       $    (335)

        Cash flows from investing activities:
          Payment for acquisitions                               (12,122)           (959)
          Proceeds from disposal of assets                           123               -
          Capital expenditures                                    (1,117)           (457)
                                                               ----------        --------
             Net cash used in investing activities               (13,116)         (1,416)
                                                               ----------        --------

        Cash flows from financing activities:
          Borrowings under line-of-credit agreements              29,760           7,584
          Repayments under line-of-credit agreements             (23,446)         (5,449)
          Issuance of notes payable                                7,595           6,073
          Repayments of notes payable                               (710)         (7,213)
          Repayments under capital lease arrangements                (96)           (109)
                                                               ----------        --------
             Net cash provided by financing activities            13,103             886
                                                               ----------        --------

        Increase (decrease) in cash and cash equivalents             386            (865)
        Cash and cash equivalents at beginning of period             160             865
                                                               ----------        --------
        Cash and cash equivalents at end of period           $       546       $       -
                                                                =========         =======

        ---------------------------------------------------------------------------------


                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)
                     (in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - CREDIT FACILITIES

During January 1998, the Company executed an agreement for an increased facility with its senior lender. The new facility allows for $12,500 of term notes and $9,000 of revolving credit with combined total not to exceed $21,000. The agreement is for three years and is secured by substantially all of the assets of the Company.

During July 1998, the Company entered into an agreement with a banking syndicate of three banks for an increased facility of $32,000. The new facility allows for $12,500 of term notes and $19,500 of revolving credit. Debt outstanding as of June 30, 1998 was repaid with proceeds from the new facility. This new facility is for a three year term and is secured by substantially all of the assets of the Company. Availability of funds under the new facility is based on a multiple of trailing EBITDA. At the closing of the new facility, the Company has $3,250 of additional available credit.

In conjunction with its new credit facility, the Company recorded an after-tax, non-cash charge of $150 for the write-off of unamortized loan fees. This charge is shown as an extraordinary loss from debt restructuring in the second quarter of 1998.


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

The following table sets forth the computation of basic and diluted earnings per share for income before extraordinary loss:

                                                       Three Months                     Six Months
                                                       Ended June 30,                  Ended June 30,
                                                --------------------------    ----------------------------
                                                    1998           1997            1998            1997
                                                -----------    -----------    ------------    ------------
Numerator:
 Income before extraordinary loss                 $  462         $  279          $  887          $  432
                                                --------       --------        --------        --------
 Numerator for basic earnings per share              462            279             887             432

   Effect of dilutive securities:
     Redeemable equity interest                       19              -              38               -
                                                --------       --------        --------        --------
 Numerator for diluted earnings per share         $  481         $  279          $  925          $  432
                                                ========       ========        ========        ========

Denominator:
 Denominator for basic earnings per
  share,
   Weighted-average shares                         4,194          4,144           4,194           4,144
   Effect of dilutive stock options                  265              -             170               -
                                                --------       --------        --------        --------
 Denominator for diluted earnings per
  share
   Adjusted weighted-average shares                4,459          4,144           4,364           4,144
                                                ========       ========        ========        ========

Basic and diluted earnings per share               $0.11          $0.07           $0.21           $0.10
                                                ========       ========        ========        ========


NOTE D - ACQUISITION OF PRO TEL MARKETING, INC.

Pursuant to an Asset Purchase Agreement dated January 6, 1998, ORC ProTel ("ProTel"), a newly created subsidiary of the Company, purchased certain assets (not including cash or accounts receivable) and assumed certain liabilities of Pro Tel Marketing, Inc. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. The purchase price was comprised of a $10,000 cash payment and 400,000 options to purchase common shares of the Company's stock, with the provision that such options may, at the option of the holders, be returned to the Company for cash payment of $2,000 on the second anniversary of the closing. The fair value of these options was $1,691 at the acquisition date and was recorded as other long-term liabilities in the Company's consolidated financial statements. The fair value of the assets acquired and liabilities assumed was $632 and $143, respectively. The Company incurred $543 of costs related to the acquisition. Identifiable intangible assets valued at $1,250 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets acquired in the amount of $10,495 has been recorded as Goodwill and is being amortized using the straight-line method over a period of fifteen years. In addition, over the next three years, the sellers may earn up to an additional $10,000 of cash payments, contingent upon ProTel achieving certain future targets for revenues and earnings before interest, income taxes, depreciation, and amortization.

The unaudited pro forma results of operations for the six months ended June 30, 1997, which assumes the consummation of the ProTel purchase as of January 1, 1997, are as follows:

       Revenues                                         $33,249
       Net income                                           741

       Net income per share:
         Basic and diluted                                $0.18

The pro forma net income includes adjustment for amortization of goodwill and intangible assets, adjustment of interest expense, and the related income tax effect of such adjustments.


NOTE E - NEW ACCOUNTING PRONOUNCEMENT

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Company's comprehensive income (loss) for the three months and the six months ended June 30, 1998 and 1997, are set forth in the following table:

                                                      Three Months                       Six Months
                                                      Ended June 30,                    Ended June30,
                                                  1998             1997             1998            1997
                                              ------------     ------------      -----------    -----------
Net income                                       $ 312            $ 279            $ 737          $ 432
Other comprehensive income (loss):
     Foreign currency translation
      adjustment                                  (195)             (77)              94           (355)
                                               -------          -------          -------        -------
Comprehensive income                             $ 117            $ 202            $ 831          $  77
                                               =======          =======          =======        =======

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(in thousands)

RESULTS OF OPERATIONS - SECOND QUARTER 1998 AS COMPARED TO SECOND QUARTER 1997

Revenues for the second quarter of 1998 increased $4,320, or 31%, from $13,844 in the second quarter of 1997 to $18,164 in the second quarter of 1998. The inclusion of ORC ProTel, ORC Mexico, and ORC Taiwan (the "Acquisitions") in 1998 accounted for the increase in revenues for the three months ended June 30, 1998 relative to the same period in 1997. Non-acquisition revenues throughout the organization were flat for the second quarter of 1998 as compared to the second quarter of 1997.

Gross profit for the three months ended June 30, 1998 was $7,459, an increase of $2,269, or 44%, over the same period in 1997. As a percent of revenues, gross profit increased to 41% for the second quarter of 1998 compared to 37% in 1997. Internal growth in gross profit amounted to $335, or 6%. As a percent of revenues, non-acquisition gross profit increased from 37% to 40%. This increase in gross margin is attributed to a decrease in sub-contracting costs of 27% and an increase in other direct costs of 6%. The Acquisitions contributed $1,934 of gross profit. As a percent of revenues, gross profit for the Acquisitions was 44% for the second quarter of 1998.

Selling, general and administrative expenses increased to $4,845 from $3,877 for the three months ended June 30, 1998 relative to the same period in 1997. Non-acquisition SG&A decreased $326, or 8%. As a percent of revenues, non-acquisition SG&A decreased from 28% to 26%. The Acquisitions accounted for an additional $1,294 of SG&A. As a percent of revenues, combined SG&A has decreased to 27% for the three months ended June 30, 1998 from 28% for the comparable period in 1997.

Depreciation and amortization expense increased to $1,284 from $670 for the three months ended June 30, 1998, relative to the same period in 1997. Non-acquisition depreciation and amortization increased from $670 to $933, or 39%, from the second quarter of 1997 to the second quarter of 1998. Included in this increase is a write-down of goodwill of $324 associated with a minor acquisition in 1997. Without this charge, depreciation and amortization would have declined by $61, or 9%. The Acquisitions increased depreciation and amortization by $351, or 52%. As a percent of revenues, inclusive of the goodwill write-down, the combined depreciation and amortization expense increased from 5% to 7% for the three months ended June 30, 1997 and 1998, respectively. Without the write-down, depreciation and amortization expense as a percentage of revenue would have been 5% for the second quarter of 1998.

For the second quarter of 1998, the Company recorded an extraordinary loss, net of tax benefits, of $150. This non-cash charge is due to the write-off of unamortized loan origination fees.

As a result of all of the above, net income for the Company increased from $279 to $312 for the three months ended June 30, 1997 and 1998, respectively.


RESULTS OF OPERATIONS - SIX MONTHS YEAR-TO-DATE 1998 AS COMPARED TO SIX MONTHS YEAR-TO-DATE 1997

Revenues for the first six months of 1998 increased $10,277, or 39%, as compared to the first six months of 1997. The six month increase in revenues attributed to the inclusion of the Acquisitions for 1998 accounted for $8,299, or 81% of the total increase. Non-acquisition growth for the first six months of 1998 has amounted to $1,978, or 8%. This increase is fairly consistent throughout the Company.

Gross profit for the six months ended June 30, 1998 increased by $4,683 from $9,719 to $14,402, or 48%. As a percent of revenues, gross profit increased from 37% in 1997 to 39% in 1998. A portion of the increase in the gross profit percentage is attributable to the inclusion of the Acquisitions for 1998, for which the gross profit percentage is 43%. Non-acquisition gross profit has increased by $1,115, or 11%, during 1998. As a percent of revenues, non-acquisition gross profit has increased from 37% in 1997 to 38% in 1998.

Selling, general and administrative expenses increased from $7,282 to $9,737 for the six months ended June 30, 1998, relative to the same period in 1997. As a percent of revenues, SG&A has decreased from 28% for the six months ended June 30, 1997 to 27% for the comparable period in 1998. Substantially all of the dollar increase in SG&A is due to the inclusion of the Acquisitions.

Depreciation and amortization expense increased from $1,328 to $2,202 for the six months ended June 30, 1998, relative to the same period in 1997. The increase in depreciation and amortization is attributable to the inclusion of the Acquisitions for 1998. Additionally, the Company has recorded a write-down of goodwill associated with a minor acquisition in 1997. This write-down of $324 accounted for 37% of the increase in depreciation and amortization expense.

The Company recorded an extraordinary loss of $150, net of tax benefits, in the second quarter of 1998. This non-cash charge is due to the write-off of unamortized loan origination fees.

As a result of all of the above, net income for the Company increased from $432 to $737 for the six months ended June 30, 1997 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the first six months of 1998 was $399.

Investing and financing activities for the first six months of 1998 included capital expenditures of $1,117 and payments of $12,122 for ProTel and other acquisitions. Net of acquisition borrowings, the Company increased its borrowings by $1,077 for the six months ended June 30, 1998. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

During July 1998, the Company entered into an agreement with a banking syndicate for an increased facility of $32,000. The new facility allows for $12,500 of term notes and $19,500 of revolving credit. The agreement is for three years and is secured by substantially all of the assets of the Company. Availability of funds under the new facility is based on a multiple of trailing EBITDA. At the closing of the new facility, the Company has $3,250 of additional available credit.

PART II:  OTHER INFORMATION


Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities

            None.

Item 3. Defaults upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders of the Company was held on June 9, 1998 at the Company's headquarters for the following purposes:

            1. To elect two directors to serve until the 2001 Annual Meeting of Stockholders of the Company and until their respective successors have been duly elected and qualified.

                     -- James T. Heisler
                     -- Lenard B. Tessler

            2. To amend the 1997 Stock Incentive Plan to increase the number of shares available for grant from 875,000 to 1,125,000 and to revise the date of grant of formula options for directors who are not employees from the date of the annual meeting to January 2 of each year.

            3. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the 1998 fiscal year.

            All matters were approved by the Stockholders.

Item 5. Other Information

            None.

Item 6. Exhibits and Reports on Form 8-K

            a) None.

            b) Reports on Form 8-K

               None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Opinion Research Corporation
                                      ------------------------------------------
                                                       (Registrant)



Date:  August 13, 1998                           /s/ John F. Short
       ---------------                ------------------------------------------
                                           John F. Short, Vice Chairman & CFO