Form 10-Q
period 1998-09-30
OPINION RESEARCH CORP
filed 1998-11-13
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998

Commission file number 0-22554
                       -------

                         OPINION RESEARCH CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                     22-3118960
-----------------------------------              ---------------------------
     (State of incorporation)                          (I.R.S. Employer
                                                      Identification No.)


              23 Orchard Road
                Skillman, NJ                                 08558
--------------------------------------------     ---------------------------
  (Address of principle executive offices)                (Zip Code)


                                 908-281-5100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file such reports):   Yes      X         No ___________ and; (2) has
                                      ----------
been subject to such filing requirements for the past 90 days:
Yes       X               No _____________
     ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 4,193,889 shares as of September 30, 1998

                                     INDEX

                 Opinion Research Corporation and Subsidiaries

Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

               Condensed consolidated balance sheets - September 30, 1998 and December 31, 1997

               Condensed consolidated statements of income - three and nine months ended September 30, 1998 and 1997

               Condensed consolidated statements of cash flows - nine months ended September 30, 1998 and 1997

               Notes to condensed consolidated financial statements - September 30, 1998

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

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signature

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (Unaudited)

------------________________________________________________________________________________
                                                                September 30,   December 31,
                                                                    1998            1997
                                                                -------------   ------------
                          Assets
Current Assets:
  Cash and cash equivalents                                     $       1,622   $        160
  Accounts receivable:
    Billed                                                             10,610          7,242
    Unbilled services                                                   4,777          4,061
                                                                -------------   ------------
                                                                       15,387         11,303
    Less: allowance for doubtful accounts                                 201            170
                                                                -------------   ------------
                                                                       15,186         11,133
  Prepaid and other current assets                                      3,304          2,215
                                                                -------------   ------------
Total current assets                                                   20,112         13,508

Property and equipment, net                                             5,738          5,041
Intangibles, net                                                        2,294          1,316
Goodwill, net                                                          20,973         11,063
Other assets                                                            1,761          1,552
                                                                -------------   ------------
                                                                $      50,878   $     32,480
                                                                =============   ============

            Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                              $       2,401   $        960
  Accrued expenses                                                      3,204          2,732
  Deferred revenues                                                     2,110          4,024
  Revolving credit line                                                 9,049            990
  Notes payable                                                         2,508          1,251
  Other current liabilities                                               140            285
                                                                -------------   ------------
Total current liabilities                                              19,412         10,242

Long term debt                                                         10,000          4,100
Deferred income taxes                                                     396            425
Other liabilities                                                       3,225          1,353

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued or outstanding                                 -              -
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 4,231,747 shares issued and 4,193,889
    outstanding in 1998 and 1997                                           42             42
  Additional paid-in capital                                           13,976         13,976
  Retained earnings                                                     3,814          2,677
  Treasury stock, at cost, 37,858 shares in 1998 and 1997                (186)          (186)
  Accumulated other comprehensive income:
    foreign currency translation adjustment                               199           (149)
                                                                -------------   ------------
Total stockholders' equity                                             17,845         16,360
                                                                -------------   ------------
                                                                $      50,878   $     32,480
                                                                =============   ============

________________________________________________________________________________


                       See notes to financial statements

               OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                                  1998          1997                1998          1997
                                                                ----------------------           -----------------------
Revenues                                                       $   18,265     $  14,705          $  54,905     $  41,068
Cost of revenues                                                   11,587         8,927             33,825        25,571
                                                               ----------     ---------          ---------     ---------
     Gross Profit                                                   6,678         5,778             21,080        15,497

Selling, general and administrative expenses                        4,543         4,400             14,280        11,682
Depreciation and amortization                                         936           651              3,138         1,979
                                                               ----------     ---------          ---------     ---------
     Operating Income                                               1,199           727              3,662         1,836

Interest expense, net                                                 462           124              1,251           417
                                                               ----------     ---------          ---------     ---------
     Income before provision for income taxes                         737           603              2,411         1,419

Provision for income taxes                                            337           283              1,124           667
                                                               ----------     ---------          ---------     ---------
Income before extraordinary loss                                      400           320              1,287           752

Extraordinary loss on debt restructuring,
     net of tax benefit of $133                                        -             -                (150)           -
                                                               ----------     ---------          ---------     ---------
Net Income                                                     $      400     $     320          $   1,137     $     752
                                                               ==========     =========          =========     =========
Income before extraordinary loss per common share:
  Basic                                                        $     0.10     $    0.08          $    0.31     $    0.18
                                                               ==========     =========          =========     =========
  Diluted                                                      $     0.09     $    0.08          $    0.29     $    0.18
                                                               ==========     =========          =========     =========
Extraordinary loss on debt restructuring
 per common share:
  Basic                                                        $       -      $      -           $   (0.04)    $      -
                                                               ==========     =========          =========     =========
  Diluted                                                      $       -      $      -           $   (0.03)    $      -
                                                               ==========     =========          =========     =========
Net income per common share:
  Basic                                                        $     0.10     $    0.08          $    0.27     $    0.18
                                                               ==========     =========          =========     =========
  Diluted                                                      $     0.09     $    0.08          $    0.26     $    0.18
                                                               ==========     =========          =========     =========
Weighted average common shares outstanding:
  Basic                                                         4,193,889     4,143,889          4,193,889     4,143,889
  Diluted                                                       4,405,296     4,143,889          4,378,038     4,143,889

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 --------------------
                                                                                   1998        1997
                                                                                 ---------  ---------
        Net cash provided (used) by operating activities                         $   (102)    $  825

        Cash flows from investing activities:
          Payment for acquisitions                                                (12,131)    (1,250)
          Proceeds from disposal of assets                                            142          -
          Capital expenditures                                                     (1,508)      (828)
                                                                                 --------    -------
             Net cash used in investing activities                                (13,497)    (2,078)
                                                                                 --------    -------
        Cash flows from financing activities:
          Borrowings under line-of-credit agreements                               41,233     12,774
          Repayments under line-of-credit agreements                              (33,174)   (10,779)
          Issuance of notes payable                                                20,092      6,073
          Repayments of notes payable                                             (12,935)    (7,513)
          Repayments under capital lease arrangements                                (155)      (167)
                                                                                 --------    -------
             Net cash provided by financing activities                             15,061        388
                                                                                 --------    -------
        Increase (decrease) in cash and cash equivalents                            1,462       (865)
        Cash and cash equivalents at beginning of period                              160        865
                                                                                 --------    -------
        Cash and cash equivalents at end of period                               $  1,622    $     -
                                                                                 ========    =======
-----------------------------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                              September 30, 1998
                                  (Unaudited)
                     (in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - CREDIT FACILITIES

During July 1998, the Company entered into an agreement with a three bank syndicate for an increased credit facility of $32,000. The credit facility provides $12,500 of term notes and up to $19,500 of revolving credit. All debt outstanding as of June 30, 1998 was repaid with proceeds from the new facility. This new facility is for a three-year term and is secured by substantially all of the assets of the Company. Availability of funds under the new facility is based on a multiple of trailing EBITDA. As of September 30, 1998, the Company has $4,155 of additional available credit.

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

The following table sets forth the computation of basic and diluted earnings per share for income before extraordinary loss:

                                                         Three Months        Nine Months
                                                            Ended               Ended
                                                         September 30,       September 30,
                                                      ----------------    ----------------
                                                       1998      1997      1998      1997
                                                      ------    ------    ------    ------
Numerator:
 Income before extraordinary loss                     $  400    $  320    $1,287    $  752
                                                      ------    ------    ------    ------
 Numerator for basic and diluted
   earnings per share                                 $  400    $  320    $1,287    $  752
                                                      ======    ======    ======    ======

Denominator:
 Denominator for basic earnings per share,
   Weighted-average shares                             4,194     4,144     4,194     4,144
   Effect of dilutive stock options                      211         -       184         -
                                                      ------    ------    ------    ------
 Denominator for diluted earnings per share
   Adjusted weighted-average shares                    4,405     4,144     4,378     4,144
                                                      ======    ======    ======    ======

Basic earnings per share                              $ 0.10    $ 0.08    $ 0.31    $ 0.18
                                                      ======    ======    ======    ======
Diluted earnings per share                            $ 0.09    $ 0.08    $ 0.29    $ 0.18
                                                      ======    ======    ======    ======


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

The unaudited pro forma results of operations for the nine months ended September 30, 1997, which assumes the consummation of the ProTel purchase as of January 1, 1997, are as follows:

     Revenues                                     $51,633
     Net income                                     1,326

Net income per share:
     Basic and diluted                            $  0.32

The pro forma net income includes adjustment for amortization of goodwill and intangible assets, adjustment of interest expense, and the related income tax effect of such adjustments.


NOTE E - NEW ACCOUNTING PRONOUNCEMENT

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Company's comprehensive income (loss) for the three months and the nine months ended September 30, 1998 and 1997, are set forth in the following table:

                                                    Three Months        Nine Months
                                                       Ended               Ended
                                                    September 30,       September 30,
                                                  1998      1997      1998      1997
                                                 ------    ------    ------    ------
Net income                                        $400      $ 320     $1,137    $ 752
Other comprehensive income (loss):
  Foreign currency translation adjustment          254       (213)       348     (568)
                                                  ----      -----     ------    -----
Comprehensive income                              $654      $ 107     $1,485    $ 184
                                                  ====      =====     ======    =====

ITEM 2.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(in thousands)

RESULTS OF OPERATIONS - THIRD QUARTER 1998 AS COMPARED TO THIRD QUARTER 1997

Revenues for the third quarter of 1998 increased $3,560, or 24%, from $14,705 in the third quarter of 1997 to $18,265 in the third quarter of 1998. This increase in revenues consists of an increase in US and UK market research revenue of $1,030, or 8%, a decrease in revenues in Asia of $223, or 23%, a $1,183 decrease in revenues due to a management decision to abandon a small start-up telemarketing business in favor of ORC ProTel, and revenues of ORC ProTel, ORC Mexico, and ORC Taiwan (the "Acquisitions") of $3,936 in 1998.

Gross profit for the three months ended September 30, 1998 was $6,678, an increase of $900, or 16%, over the same period in 1997. As a percent of revenues, gross profit decreased to 37% for the third quarter of 1998 compared to 39% in 1997. Non-acquisition gross profit declined in the third quarter of 1998 by $738, or 13%. The decline in gross profit is principally attributable to a decrease of $164 in Asia and the discontinuation of the small telemarketing business which had generated gross profit of $382 in the third quarter of 1997. The Acquisitions contributed $1,638 of gross profit for 1998. As a percent of revenues, gross profit for the Acquisitions was 42% for the third quarter of 1998.

Selling, general and administrative expenses increased to $4,543 from $4,400 for the three months ended September 30, 1998 relative to the same period in 1997. Non-acquisition SG&A relating to ongoing operations decreased $109, or 3%. The Acquisitions accounted for an additional $739 of SG&A. As a percent of revenues, combined SG&A has decreased to 25% for the three months ended September 30, 1998 from 30% for the comparable period in 1997.

Depreciation and amortization expense increased to $936 from $651 for the three months ended September 30, 1998, relative to the same period in 1997. Non-acquisition depreciation and amortization decreased from $651 to $610, or 6%, from the third quarter of 1997 to the third quarter of 1998. The Acquisitions accounted for an additional $326 of depreciation and amortization. As a percent of revenues, the combined depreciation and amortization expense increased from 4% to 5% for the three months ended September 30, 1997 and 1998, respectively.

As a result of all of the above, net income for the Company increased from $320 to $400 for the three months ended September 30, 1997 and 1998, respectively.

RESULTS OF OPERATIONS - NINE MONTHS YEAR-TO-DATE 1998 AS COMPARED TO NINE MONTHS YEAR-TO-DATE 1997

Revenues for the first nine months of 1998 increased $13,837, or 34%, as compared to the first nine months of 1997. The nine month increase in revenues attributed to non-acquisition growth was $1,384, or 3%. This increase in revenues includes $2,704 or 7% growth for the US and UK, $81 or 4% for Asia, and a decrease of $1,401 attributable to the discontinued telemarketing operation. The Acquisitions for 1998 have accounted for an increase of $12,453.

Gross profit for the nine months ended September 30, 1998 increased by $5,583, or 36%, from $15,497 in 1997 to $21,080 in 1998. As a percent of revenues, consolidated gross profit has remained at 38% year over year. Non-acquisition growth in gross profit relating to ongoing operations was $754 or 5%, inclusive of a $132 decline in Asia. The Acquisitions for 1998 contributed $5,606 of gross profit, for which the gross profit percentage was 45%.

Selling, general and administrative expenses increased $2,598, or 22%, from $11,682 to $14,280 for the nine months ended September 30, 1998, relative to the same period in 1997. The acquisitions for 1998 have increased SG&A by $2,826 for this period while ongoing operations have decreased SG&A by $38. As a percent of revenues, consolidated SG&A has decreased from 28% for the nine months ended September 30, 1997 to 26% for the comparable period in 1998.

Depreciation and amortization expense increased from $1,979 to $3,138 for the nine months ended September 30, 1998, relative to the same period in 1997. The acquisitions accounted for $953, or 82% of the increase in depreciation and amortization. Additionally, the Company has recorded a write-down of goodwill associated with the telemarketing operation that was discontinued in 1998. This write-down of $324 accounted for 28% of the increase in depreciation and amortization expense. Depreciation and amortization on a consolidated basis has increased from 5% of revenues in 1997 to 6% in 1998.

The Company recorded an extraordinary loss of $150, net of tax benefits, in the second quarter of 1998. This non-cash charge is due to the write-off of unamortized loan origination fees.

As a result of all of the above, net income for the Company increased from $752 to $1,137 for the nine months ended September 30, 1997 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations for the first nine months of 1998 was $102.

Investing and financing activities for the first nine months of 1998 included capital expenditures of $1,508 and payments of $12,131 for ProTel and other acquisitions. Net of borrowings for acquisitions, the Company increased its borrowings by $3,085 for the nine months ended September 30, 1998. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

During July 1998, the Company entered into an agreement with a three bank syndicate for an increased credit facility of $32,000. The credit facility provides $12,500 of term notes and up to $19,500 of revolving credit. All debt outstanding as of June 30, 1998 was repaid with proceeds from the new facility. This new facility is for a three-year term and is secured by substantially all of the assets of the Company. Availability of funds under the new facility is based on a multiple of trailing EBITDA. As of September 30, 1998, the Company has $4,155 of additional available credit.


YEAR 2000

Year 2000 Readiness Disclosure

The Year 2000 issue concerns the inability of some computer hardware and software to distinguish between the year 1900 and the year 2000. If not corrected, the potential exists for computer system failures or miscalculations.

The Company uses computer systems in many aspects of its business, and Year 2000 problems in such systems, if not corrected, could disrupt operations and have an adverse impact on the Company's operating results.

The Company is also exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. To date, the Company is not aware of any vendor or service provider Year 2000 issue that would have a material adverse impact on the Company's operations.

Throughout 1998, the implementation of Year 2000 compliance procedures at the Company has consisted of: compiling information as to the information technology
(IT) and non-IT systems that are sensitive to the Year 2000 problem; coordinating with clients, vendors, service providers, and other third parties who are affected by, or may affect, the Company's plans to address the Year 2000 issue. Additionally, analysis of critical systems to determine which systems are not Year 2000 compliant and evaluating the costs to repair or replace those systems have been undertaken by the Company. As potential problems are identified, affected programs have been modified, or are in the process of being modified by the Company's system support group to ensure future compliance.

The Company intends to complete the testing of Year 2000 compliance of its critical systems by the end of April 1999, and of the non-critical systems by June 30, 1999. The Company estimates that approximately $250 will be needed to modify or replace its existing software and hardware in order to be Year 2000 compliant. Based upon it analysis to date, management believes that the Company will be able to continue operations in the year 2000 and beyond without a material adverse effect caused by the Year 2000 problems. However, the Company may identify unidentified problems during its Year 2000 readiness assessment that could result in such an effect. A worst case scenario resulting from one or more of the Company's systems being non-compliant might be an inability to service one or more of our clients until such problem was corrected.

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


                                       Opinion Research Corporation
                                     --------------------------------
                                               (Registrant)



Date:  November 13, 1998                      /s/ Douglas L. Cox
       -----------------               ----------------------------------
                                                Douglas L. Cox,
                                            Chief Financial Officer