Form 10-K
period 1998-12-31
OPINION RESEARCH CORP
filed 1999-03-22
CIK 911673

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------
          EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

                                      or

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to_______


                        Commission file number  0-22554
                                              ---------

                         OPINION RESEARCH CORPORATION
                -------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


      Delaware                                     22-3118960
-------------------------------                   ------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

23 Orchard Road, Skillman, New Jersey                       08558
-------------------------------------                     ---------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No _______
                                       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock by non-affiliates of the Registrant, based on the closing sale price of its common stock on February 26, 1999, a date within 60 days prior to the date of filing, as quoted on the Nasdaq National Market, was approximately $18,613,000./*/

     As of February 26, 1999, 4,243,889 shares of common stock, par value $.01 per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Part III -  Portions of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Registrant's 1999 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

_______________________
/*/ Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

Readers of this report should be aware that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual operating results and could cause the Company's actual consolidated results for the first quarter of 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

  Reliance on Key Clients. The Company's success is dependent upon its ability to maintain its existing clients and obtain new clients. The loss of one or more of the Company's large clients or a significant reduction in business from such clients could have a material adverse effect on the Company. The Company's largest client was Cendant Corporation ("Cendant") for the year ended December 31, 1998. In 1997 and 1996, the Company's largest client was General Motors Corporation ("GM"). The Company's focus on attracting larger projects and establishing long-term client relationships may increase the Company's reliance on particular projects and clients. Although the Company's ongoing projects may generally be terminated by its clients at any time, funds for work completed are normally recoverable.

  Fluctuations in Demand for Company Services. Demand for the Company's services can be affected by a number of factors outside the Company's control, including marketing budgets, economic conditions, consolidations and other industry-specific trends, and changes in management or ownership of a client. As a result, the Company's revenues and operating results may fluctuate.

  Business Strategy Regarding Acquisitions and International Expansion. Part of the Company's business strategy is to expand domestically, internationally, and to extend into related businesses through strategic acquisitions. There can be no assurance that the Company will be able to so expand or to identify targets for such acquisitions on terms attractive to the Company. Further, there can be no assurance that the Company's services will be widely accepted as it seeks to expand in international markets. International expansion will also subject the Company to risks inherent in doing business abroad, including adverse fluctuations in currency exchange rates, limitations on asset transfer, changes in foreign regulations and political turmoil. Furthermore, there can be no assurance that the Company will be able to integrate successfully the operations of any subsequently acquired company with its own operations.

  Dependence on Key Personnel. The Company is dependent upon the efforts and skills of certain key senior executives. The loss of the services of one or more of these individuals could have a material adverse effect on the Company.

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

                                 PART I
Item 1.   Business
          --------

GENERAL

          Opinion Research Corporation (the "Company") was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, information services, marketing services, including a focus on businesses selling primarily to other businesses, and model-based telemarketing. The Company assists clients in evaluating, monitoring and optimizing the effectiveness of their marketing and sales. The Company's services and products address issues such as customer loyalty and retention, market demand and forecasting, corporate image, competitive positioning, and model-based telemarketing.

          In August 1993 the Company acquired all of the stock of Gordon Simmons Research Group, Ltd. ("GSR"), substantially increasing the Company's presence in the U.K. and expanding the international aspects of its business. In April 1994 the Company acquired all of the stock of Strategic Research and Consulting ("SRC"). The SRC acquisition gave the Company access to the U.S. automotive industry. In August 1995 the Company opened a branch office in Hong Kong and continued to expand internationally with the formation of GSR/SIA Limited ("GSR/SIA") in the U.K. in the latter part of 1996. In purchasing the assets of a division of an information technology company, GSR/SIA expanded the Company's capabilities in servicing international clients and introduced the Company to the U.K. public sector. During 1997, as part of its globalization strategy, the Company acquired a presence in Korea, Taiwan, and Mexico. In January 1998, the Company acquired ProTel Marketing, Inc. ("ORC ProTel" or "ProTel"), a high quality telemarketing company based in Lansing, Illinois.

          The Company collects customer and market information through computer-assisted telephone interviews, personal interviews, mail questionnaires and specialized techniques such as business panels. Management believes that the Company's substantive expertise with regard to certain business issues enables it to provide reliable customer and market information and advisory services to clients. The Company also believes that its recognized name and long-standing reputation enable it to obtain information from senior executives who are difficult to access.

          The Company's strategy for market research focuses on client projects that require periodic updating and tracking of information, thereby creating the potential for higher-margin recurring revenues. The portion of the Company's revenues from such projects and recurring telemarketing revenues was approximately 70% in 1998.

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

          Market Demand & Forecasting. The Company works with clients worldwide to analyze and forecast market demand for new products and services. The Company combines sophisticated analytic techniques with global reach to provide clients with insight regarding optimal product/services configuration and pricing, as well as market size information. This work supports clients' business planning and capital generation for new ventures.

          Advanced Analytics & Data Modeling. The Company's diagnostic and statistical models are among the most sophisticated in market research and are redefining the teleservices industry. The Company applies advanced market research techniques and uses predictive segmentation learning models to improve teleservices success rates. By focusing on its clients' business issues and the application of the right analytic tools, the Company can effectively transform data and analyses into intelligence and insight. This approach holds whether the Company is designing traditional market research surveys, "data mining" client databases to optimize marketing efforts or building dynamic models to guide telemarketers on selecting target prospects and product offerings.

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

          Data Collection & Processing. The Company's telephone interviewing call centers in North America and Europe combine research expertise and advanced telecommunications technology. These facilities, staffed with multilingual interviewers, use Computer Assisted Telephone Interviewing (CATI), which provides clients with highly efficient and cost effective data and information collection.

          Teleservices. The Company combines its market research expertise in predictive segmentation modeling and database management with top quality teleservices to quantify buyer behavior, optimize targeting of its clients' customers and provide feedback from its clients' customers for "continuous loop" marketing to improve sales. This breakthrough capability - ORC TeleScience(sm) - applies sophisticated modeling techniques to cutting-edge teleservices to increase the overall success rate of telemarketing as measured by higher sales yields and lower costs of customer acquisition.

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

          By focusing its research efforts on key customer segments - such as high net worth individuals, corporate treasurers, active investors, policyholders, etc. - the Company can determine the specific factors that influence the target groups' decisions, and design strategies to attract, retain and motivate them effectively.

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

          CORPerceptions' sister-study, BrandPerceptions, is an international brand equity study conducted among 4,250 consumers in 16 countries throughout Asia Pacific, Europe and North America. As a result of BrandPerceptions, some of the world's leading companies learn more about consumer awareness, preference, satisfaction and loyalty toward their brand and competing brands in the international marketplace.

          Customers for Life is a software-based customer retention tool designed to build and strengthen customer relationships and long-term customer loyalty. Developed in 1997, Customers for Life is a comprehensive program that provides the framework for direct customer feedback, real-time trouble shooting, database management and structured reporting systems.

MARKETING

          Marketing and Sales-Support Program. In 1998, the Company continued to develop and implement a comprehensive communications program to support a systematic business development effort. Elements include advertising, direct marketing, sales-support materials, media relations, seminars and telemarketing to gain access to a large number of prospective clients. The Company's web site allows prospective clients to learn about its products and services at a time of their choosing.

CLIENTS AND CLIENT RELATIONSHIPS

          Some of the Company's largest clients in terms of revenues generated include America Online, Catholic Health Initiatives, Cendant, General Motors, IBM, Nortel, PNC Bank, PricewaterhouseCoopers, the U.S. Postal Service, and Wells Fargo. In 1998, the Company served over 600 clients. For many clients, the Company performed multiple projects, sometimes for different subsidiaries or business units of the same client.

          In 1998, the Company's largest single client was Cendant Corporation, accounting for 18% of the Company's revenues. All revenues generated by the Cendant relationship were for outbound telemarketing services. Cendant has been a ProTel client since 1988.

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

          For outbound telemarketing services, the Company competes with a large number of telemarketing companies. Quality of service and the application of continuous statistical modeling on call lists are the key differentiators.

          The Company considers the relationship with its clients as well as its know-how and expertise as invaluable assets. The Company seeks to safeguard these assets by requiring each of its senior employees to execute confidentiality and non-solicitation agreements.

BACKLOG

          As of December 31, 1998, revenues expected to be received by the Company under its client contracts, which are based on budgeted amounts in those contracts, were $22,971, as compared to $26,092 as of December 31, 1997. This decrease in backlog is due to the timing associated with the renewal of certain projects as well as a decrease in sales commitments for the fourth quarter of 1998 relative to the fourth quarter of 1997. All of the 1998 amount is expected to be received by December 31, 1999. The Company's engagements generally are terminable by the Company's clients at any time, with the expectation of cost recovery for work completed by the Company.

EMPLOYEES

          As of December 31, 1998, the Company employed a total of 756 full-time employees and maintained a pool of part-time hourly employees in the United States and the United Kingdom of approximately 1,200 people. The part-time employees work as telephone interviewers and data processors. Of the full-time employees, 334 are telemarketing representatives, 267 are professionals engaged in direct client service and 155 are engaged in support, administration and executive oversight.

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

Item 2.   Properties
          ----------

          The Company's executive offices are located in approximately 45,000 square feet of leased space in Skillman (Greater Princeton), New Jersey. The term of the lease expires in August 2003. The Company's other domestic market research locations include Toledo, Chicago, and Detroit, occupying approximately 30,000 square feet in total under various lease terms. The Company also maintains telephone interview facilities in Tucson, Arizona and Tampa, Florida, with a combined total of approximately 34,000 square feet of leased space.

          In January 1999, the Company's UK operation was moved to a new office location in London. The new lease is for an office space of approximately 16,000 square feet and will expire in December 2006. The previous location now serves as a telephone interviewing center with an extended lease term to May 2002. The Company's other international locations include Hong Kong, Seoul (Korea), Taipei (Taiwan) and Mexico City (Mexico), which are all leased facilities.

          The Company's telemarketing headquarters are located in approximately 13,000 square feet of leased space in Lansing, Illinois. In addition to the above facility, there are three other telephone centers located in Milwaukee (Wisconsin), Topeka (Kansas) and St. John (Missouri) in support of the telemarketing efforts. These three phone centers occupy approximately 32,000 square feet in total under various lease terms.

          The Company presently has a combined total of 422 computer assisted telephone interview stations worldwide dedicated to market research and an additional 225 telemarketing stations. All of these facilities are equipped with state-of-the-art hardware and software. In a typical telephone interview or sale, the computer assisted telephone interviewing system prompts the interviewer's sequence of questions or responses depending on the previous answers. All responses are recorded directly into the computer, avoiding the need for subsequent data entry and enabling prompt analysis of responses. The interviewees communicate with live interviewers at all times.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

Item 4A.  Executive Officers of the Registrant
          ------------------------------------

          The current term of office of each of the Company's executive officers expires at the first meeting of the Board of Directors of the Company following the 1999 Annual Meeting of Stockholders, or as soon thereafter as each of their successors is duly elected and qualified.

          The following table sets forth certain information concerning the principal executive officers of the Company as of March 1, 1999.

Name                           Age  Position
----                           ---  --------

John F. Short                   54  Chairman, Chief Executive Officer, and
                                    President

Douglas L. Cox                  53  Chief Financial Officer

Gregory C. Ellis                42  Chief Operating Officer - ORC
                                    Market Research

James T. Heisler, Ph.D.         52  Executive Vice President

Jeffrey T. Resnick              42  Group Managing Director - ORC U.S.
                                    Research Group

Gerard J. Miodus                42  Group Managing Director - ORC
                                    Information Services Group

Nigel P. Maxfield               41  Group Managing Director - ORC U.K.

Richard I. Cornelius            37  Deputy Group Managing Director - ORC U.K.

Kevin P. Croke                  40  Managing Director of Finance

Ruth R. Wolf                    61  Chief Executive Officer - ORC ProTel

Janice E. Katz                  39  Chief Operating Officer  ORC ProTel


     Mr. Short joined the Company as its Chief Financial Officer in 1989 and was appointed Vice Chairman in 1992. In 1998, Mr. Short was appointed President of the Company. In February 1999, Mr. Short assumed the roles of Chief Executive Officer and Chairman of the Board.

     Mr. Cox joined the Company as its Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Cox was Senior Vice President and Chief Financial Officer of Elf Atochem North America, Inc. Mr. Cox holds an MBA, with honors, from the Wharton School of the University of Pennsylvania.

     Mr. Ellis joined the Company in October 1995 as the Chief Executive Officer of the Princeton Group. In July 1997 Mr. Ellis was appointed Managing Director-ORC Automotive Group, and in December 1997, he was promoted to Chief Operating Officer - ORC Market Research. Prior to joining ORC, Mr. Ellis was Senior Vice President and General Manager of Testing, Analytics, and Media Services for AC Nielsen Company. Mr. Ellis holds a M.S.I.A. degree from Carnegie-Mellon University's Graduate School of Industrial Administration.

     Dr. Heisler joined the Company in 1982. Since 1990, Dr. Heisler has held various managerial positions, and he is currently responsible for the Market Assessment Practice of the U.S. Research Group. Dr. Heisler received a Ph.D. in Social Psychology from Illinois Institute of Technology.

     Mr. Resnick joined the Company in 1984. In 1990 Mr. Resnick was promoted to the Director of the Financial Services Practice for the Princeton Group. In 1996 Mr. Resnick was appointed Group Managing Director - U.S. Research Group. Mr. Resnick holds a Master of Arts degree from Western Michigan University and a Bachelor of Science degree from the Pennsylvania State University.

     Mr. Miodus joined the Company in 1982. Throughout the years Mr. Miodus has served in various capacities in the Company's Data Collection arena. In 1997, Mr. Miodus was appointed Group Managing Director - ORC Information Services Group. Mr. Miodus holds a Bachelor of Arts degree in Economics from Michigan State University.

     Mr. Maxfield joined the Company in 1996 when GSR/SIA purchased the assets of a division of an information technology company ("SIA"). Mr. Maxfield had served as a Director of SIA since 1992. In 1997, Mr. Maxfield was appointed Group Managing Director ORC - U.K. Mr. Maxfield holds a Ph.D. in Mathematics from the University of Sheffield.

     Mr. Cornelius joined Gordon Simmons Research Group in 1984 and directed the Telecommunications Practice for GSR Group until he became the Deputy Group Managing Director in 1996. During 1997, Mr. Cornelius was appointed Deputy Managing Director ORC - U.K. Mr. Cornelius received a Bachelor of Science degree, with Honors, in Sociology from Kingston University.

     Mr. Croke joined the Company in 1991 as Controller. Throughout the years Mr. Croke has served in various capacities in the Company's financial arena. In 1995, Mr. Croke was appointed Managing Director of Finance. Mr. Croke holds an MBA from Case Western Reserve University.

     Ms. Wolf joined the Company in 1998 with the acquisition of ProTel, which she co-founded in 1988. Ms. Wolf was appointed Chief Executive Officer of ORC ProTel in 1998. Ms. Wolf has over 30 years of experience in telemarketing.

     Ms. Katz joined the Company in 1998 with the acquisition of ProTel, which she co-founded in 1988. Ms. Katz was appointed Chief Operating Officer of ORC ProTel in 1998. In February 1999, Ms. Katz was selected to lead the ORC TeleScience effort.

                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

Market Information
------------------

          The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ORCI" since the Company's initial public offering on October 26, 1993. The table below sets forth the high and low prices for the Company's Common Stock (the "Common Stock") for each of the four quarters of 1998 and 1997:

                                           High             Low
                                        ---------        --------

              1998
              ----                       $6.375            $4.125
              Fourth Quarter              8.625             5.500
              Third Quarter               9.375             6.063
              Second Quarter              6.750             5.063
              First Quarter

              1997
              ----                       $5.750            $3.500
              Fourth Quarter              4.000             3.375
              Third Quarter               4.125             3.125
              Second Quarter              3.875             3.125
              First Quarter

          The closing price of the Common Stock on February 26, 1999 was $6.00 per share. As of February 26, 1999, the Company had 48 holders of record of the Common Stock (approximately 650 beneficial stockholders).

Dividends
---------

          The Company has not paid any dividends on the Common Stock. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying dividends on the Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

                            SELECTED FINANCIAL DATA
                    (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                     For the Twelve Months Ended December 31,
                               -------------------------------------------------
                                1998       1997      1996       1995     1994
                               ------    -------   -------    -------   --------
OPERATING STATEMENT DATA:
Revenues                       $ 73,167  $ 56,673  $ 47,273   $ 44,101  $ 39,841

Income (loss) from operations
(1), (2)                          2,340     2,801     2,425     (1,341)    3,267

Extraordinary loss on debt
  restructuring, net of tax
  of $133 (3)                      (150)       -         -          -         -

Net income (loss)              $   (170) $  1,151  $    808   $ (1,669) $  1,295
                               ========= ========  ========   ========= ========
Weighted average common shares
 outstanding                      4,202     4,144     4,169      4,232     4,232
Income (loss) before
extraordinary loss per common
share                          $  (0.00) $   0.28  $   0.19   $  (0.39) $   0.31
Extraordinary loss per common
share                             (0.04)       -         -          -         -
                               --------- --------  --------   --------- --------
Net income (loss) per common
share                          $  (0.04) $   0.28  $   0.19   $  (0.39) $   0.31
                               ========= ========  ========   ========= ========

Adjusted weighted average
common shares and assumed
conversions(4)                    4,202     4,146     4,213      4,232     4,874
Income before extraordinary
loss per diluted share         $  (0.00) $   0.28  $   0.19   $  (0.39) $   0.30
Extraordinary loss per diluted
share                             (0.04)       -         -          -         -
                               --------- --------  --------   --------- --------
Net income (loss) per diluted
share                          $  (0.04) $   0.28  $   0.19   $  (0.39) $   0.30
                               ========= ========  ========   ========= ========

BALANCE SHEET DATA:
Total assets                   $ 50,610    32,480    32,772     28,537    30,674
Total debt                       18,320     6,652     7,916      7,372     5,816

--------------------------------------------------------------------------------

(1) In the fourth quarter of 1998, the Company took an unusual pre-tax charge of $2,470 for expenses incurred in relation to a separation agreement with the Company's former Chairman and CEO and the buy-out if his pre-existing employment contract.
(2) In the second quarter of 1995, the Company took an unusual pre-tax charge of $3,489. This charge included a $1,958 write-down of capitalized production costs; $178 for the disposal of fixed assets; $460 of intangible assets associated with previous acquisitions; $380 in severance costs; $414 provision for the abandonment of leases; and other miscellaneous charges of $99.
(3) In the second quarter of 1998, the Company recorded an extraordinary loss of $150, net of tax benefits of $133, due to the write-off of unamortized loan origination fees associated with debt refinancing.
(4) Shares attributable to the conversion of convertible debentures are not included for 1996 as they expired on November 30, 1996, nor in 1995 as their effect was anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

          The Company was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, information services, marketing services, including a focus on businesses selling primarily to other businesses, and model-based telemarketing. The Company assists clients in evaluating, monitoring and optimizing the effectiveness of their marketing and sales. The Company's services and products address issues such as customer loyalty and retention, market demand and forecasting, corporate image, competitive positioning, and model-based telemarketing.

          In August 1993 the Company acquired all of the stock of GSR, substantially increasing the Company's presence in the U.K. and expanding the international aspects of its business. In April 1994 the Company acquired all of the stock of SRC. The SRC acquisition gave the Company access to the U.S. automotive industry. In August 1995 the Company opened a branch office in Hong Kong and continued to expand internationally with the formation of GSR/SIA in the U.K. in the latter part of 1996. In purchasing the assets of a division of an information technology company, GSR/SIA expanded the Company's capabilities in servicing international clients and introduced the Company to the U.K. public sector. During 1997, as part of its globalization strategy, the Company acquired a presence in Korea, Taiwan, and Mexico. In January 1998, the Company acquired ProTel Marketing, Inc. ("ORC ProTel" or "ProTel"), a high quality telemarketing company based in Lansing, Illinois. In the fourth quarter of 1998, the Company took an unusual pre-tax charge for expenses incurred in relation to a separation agreement with the Company's former Chairman and Chief Executive Officer and the buy-out of his pre-existing employment contract.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

Revenues

          Revenues for 1998 increased $16,494, or 29%, to $73,167 in 1998 from $56,673 in 1997. This increase is principally due to $15,921 in revenues generated by ORC ProTel and ORC Mexico (the "Acquisitions") as well as an increase in U.S. and U.K. market research revenues of $3,651, or 7%, partially offset by a decrease in revenues from Asia of $483, and a $2,595 decrease in revenues due to a management decision to abandon a small start-up telemarketing business in favor of ProTel.

Cost of Revenues

          Cost of revenues increased $10,433, or 30%, to $44,807 in 1998 from $34,374 in 1997. The cost of revenues for the Company's core business increased by $1,760, or 5%, in 1998, principally reflecting higher subcontractor costs for certain large-scale global projects. The gross profit percentage for the core business decreased to 37% in 1998 from 39% in 1997 reflecting this change in the business mix. The Acquisitions, for which cost of revenues were $8,673 in 1998 and the gross profit percentage was 45%, offset the impact of the higher costs for the core business.

Selling, General, and Administrative Expenses

          Selling, general and administrative expenses ("SG&A") increased $2,564, or 15%, to $19,408 in 1998 from $16,844 in 1997. As a percent of revenues, consolidated SG&A has decreased to 27% in 1998 from 30% in 1997. The Acquisitions for 1998 increased SG&A by $3,701 while SG&A related to the core business decreased by $1,137 as compared to 1997.

Depreciation and Amortization Expense

          Depreciation and amortization expense increased to $4,142 in 1998 from $2,654 in 1997. The Acquisitions accounted for $1,261 of the increase in depreciation and amortization. Additionally, the Company recorded a write-down of goodwill of $324 associated with the telemarketing operation that was discontinued in 1998. Depreciation and amortization on a consolidated basis increased to 6% of revenues in 1998 from 5% in 1997.

Unusual Charge

          The Company took a fourth quarter pre-tax charge of $2,470 for expenses incurred in relation to an agreement with Dr. Michael R. Cooper providing for the resignation of Dr. Cooper as a Director, Chairman, and Chief Executive Officer of the Company and the buy-out of Dr. Cooper's pre-existing employment contract.

Interest Expense

          Interest expense increased in 1998 to $1,871 from $674 in 1997. The increase in interest expense is primarily attributable to the debt incurred to fund the acquisition of ORC ProTel.

Provision for Income Taxes

          The provision for income taxes for 1998 and 1997 was $489 and $976, respectively. The provisions for these years are higher than the amount that results from applying the federal statutory rate to income primarily because of amortization of non-deductible goodwill generated from pre-1996 acquisitions and the impact of state taxes.

          The Company has recognized for financial reporting purposes deferred tax assets that consist primarily of the tax benefits arising from the unusual charge. These deferred tax assets are expected to be realized upon the reversal of existing taxable temporary differences.

Extraordinary Loss

          The Company recorded an extraordinary loss of $150, net of tax benefits, in the second quarter of 1998. This non-cash charge is due to the write-off of unamortized loan origination fees associated with the Company's prior credit facility.

Net Income

          Net income (loss) for 1998 and 1997 was ($170) and $1,151, respectively. The Company's net loss for the year ended December 31, 1998 was materially impacted by the non-recurring unusual charge and the extraordinary loss discussed previously. There were no such non-recurring items in 1997.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

Revenues

          Revenues from the U.S., GSR, and Hong Kong grew to $48,891, or 6%, in 1997 from $46,299 in 1996. Additionally, revenues increased by 20% to $56,673 in 1997 from $47,273 in 1996. $3,930, or 42%, of this increase in revenues resulted from the acquisition of Korea and Taiwan and the creation of TeleServices in Tampa. An additional $2,878, or 31%, of this increase is attributed to the inclusion of the results of operations of GSR/SIA for all of 1997 as opposed to only three months in 1996.

Cost of Revenues

          Cost of revenues increased 14% to $34,374 in 1997 from $30,281 in 1996. As a percentage of total revenues, cost of revenues decreased to 61% in 1997 from 64% in 1996. The decrease in cost of revenues, as a percentage of revenues, reflects the greatly increased revenues in 1997 generated by a relatively stable workforce. Additionally, change in the mix of business to more value added engagements contributed to the relative decline in the cost of revenues.

Selling, General, and Administrative Expenses

          Selling, general and administrative expenses ("SG&A") increased to $16,844 in 1997 from $12,214 in 1996. As a percentage of revenues, SG&A increased to 30% in 1997 from 26% in 1996. $2,240, or 48%, of the absolute increase in SG&A can be attributable to the addition of Korea, Taiwan, and the creation of TeleServices and GSR/SIA being present for an entire year. SG&A expenditures increased throughout the year as the Company's performance improved quarter over quarter. Expenditures in 1997 for such items as indirect personnel, recruitment, placement fees, public relations and promotions, and legal and accounting fees all exceeded 1996 levels.

Depreciation and Amortization Expense

          Depreciation and amortization expense increased 13% to $2,654 in 1997 from $2,353 in 1996. As a percentage of revenues, depreciation and amortization expense remained approximately at 5% in both 1997 and 1996. The increase in the absolute amount of depreciation and amortization is principally attributable to the addition of Korea, Taiwan and the inclusion of GSR/SIA for the full year in 1997.

Provision for Income Taxes

          The provision for income taxes for 1997 and 1996 was $976 and $840, respectively. The provisions in 1997 and 1996 are higher than the amount which results from applying the federal statutory rate to income primarily because of the amortization of non-deductible goodwill generated from pre-1996 acquisitions and the impact of state taxes.

Net Income

          As a result of the items described above, net income for 1997 increased to $1,151, up from $808 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 1998, working capital was $3,244, which includes the recording of $3,000 of contingent purchase price for ORC ProTel and the amounts due under the separation agreement with the former Chairman (for which payments were made in the first quarter of 1999). Net cash generated by operations for 1998 was $2,846 as compared to $2,876 in 1997.

          Investing and financing activities for 1998 included capital expenditures of $1,882 and payments of $12,131 for ProTel and other acquisitions. Net of borrowings for acquisitions and cash on hand, the Company decreased its bank borrowings by $1,147 for the year ended December 31, 1998. Additionally, the Company reduced its capital lease balances by $214 in 1998. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

          During July 1998, the Company entered into an agreement with a three bank syndicate for an increased credit facility of $32,000. The credit facility provided $12,500 of term notes and up to $19,500 of revolving credit. All debts outstanding as of June 30, 1998 were repaid with proceeds from the new facility. This new facility is for a three-year term and is secured by substantially all of the assets of the Company. Availability of funds under the new facility is based on a multiple of trailing EBITDA. As of December 31, 1998, the Company had $5,752 of additional available credit. In March 1999, the lender amended the loan agreement to exclude the unusual charge related to the separation agreement with the Company's former Chairman and CEO and granted a waiver of covenant defaults which occurred during 1998.

INFLATION AND FOREIGN CURRENCY EXCHANGE

          Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact through 1999. As the Company continues to expand its international operations, exposures to gains and losses from foreign currency fluctuations will increase. The Company may choose to limit such exposure by the purchase of the forward foreign exchange contracts.

READINESS FOR YEAR 2000

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

          The Company intends to complete the testing of Year 2000 compliance of its critical systems by the end of April 1999, and of the non-critical systems by June 30, 1999. The Company estimates that approximately $250 will be needed to modify or replace its existing software and hardware in order to be Year 2000 compliant. All maintenance and modification costs are expensed as incurred, while the costs of new systems are being capitalized according to generally accepted accounting principles. Based upon its analysis to date, management believes that the Company will be able to continue operations in the year 2000 and beyond without a material adverse effect caused by the Year 2000 problems. However, the Company may identify unidentified problems during its Year 2000 readiness assessment that could result in such an effect. A worst case scenario resulting from one or more of the Company's systems being non-compliant might be an inability to service one or more of our clients until such problem was corrected. The Company believes that such Year 2000 difficulties experienced by the Company would be isolated in nature and will not have a material adverse effect on the Company's operations.

FORWARD-LOOKING STATEMENTS

          Certain statements contained in Management's Discussion and Analysis, and elsewhere in this annual report, are forward-looking statements. The forward-looking statements are subject to risks and uncertainties, including, but not limited to, competition, foreign exchange fluctuations, uncertainties of international economies, and other risk factors discussed in this filing.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company enters into interest rate swap and cap agreements to minimize the risk and costs associated with its financial activities. The following table provides information about the derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For the interest rate swap and interest rate cap, the table presents notional amounts and weighted-average interest rates or strike rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.


                                             INTEREST RATE SENSITIVITY
                                 Principal (Notional) Amount by Expected Maturity
                                           Average Interest (Swap) Rate
                                                                                        There-           Fair Value
                                             1999     2000     2001     2002     2003   After    Total     12/31/98
-------------------------------------------------------------------------------------------------------------------
LIABILITIES
Long-term debt including current portion:
 Variable rate debt                        $9,473   $2,500   $2,500   $2,500   $1,250     -    $18,223   $  18,223
 Average interest rate--
     LIBOR+2.5%

INTEREST RATE DERIVATIVE FINANCIAL
    INSTRUMENTS RELATED TO DEBT
Interest rate swap
 Pay fixed/receive variable                 2,500    2,500    2,500    2,500    1,250     -     11,250          29
 Average pay rate                              5%       5%       5%       5%       5%
 Average receive rate--
   3-month LIBOR
Interest rate cap
 Notional amount                                              3,000                               3,000
 Strike rate-- 3-month LIBOR                                     7%                                               2
-------------------------------------------------------------------------------------------------------------------


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

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1998, and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation
          ----------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1998, and is hereby incorporated by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1998, and is hereby incorporated by reference thereto.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1998, and is hereby incorporated by reference thereto.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          -----------------------------------------------------------------

         (a)  The following documents are filed as part of this report.


          1.  Financial Statements                          Page Reference
              --------------------                          --------------

              Report of Independent Auditors.                      F-1

              Consolidated Balance Sheets as of December 31,       F-2
              1998 and 1997.

              Consolidated Statements of Operations for            F-3
              the years ended December 31, 1998, 1997, and 1996.

              Consolidated Statements of Stockholders'             F-4
              Equity for the years ended December 31, 1998
              1997, and 1996.

              Consolidated Statements of Cash Flows for            F-5
              the years ended  December 31, 1998, 1997, and 1996.

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

         (b)  Reports on Form 8-K

              None

         (c)  Exhibits
              --------

Exhibit No.
-----------

  3.1 Amended and Restated Certificate of Incorporation of the Registrant - Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993 (the "Form S-1").

  3.2 Amended and Restated By-Laws of the Registrant - Incorporated by reference to Exhibit 3.2 to the Form S-1.

  4.1 Rights Agreement, dated September 13, 1996, between the Registrant and StockTrans, Inc. - Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 27, 1996.

  4.2     Amendment to Rights Agreement dated August 8, 1998.

  9.1 Voting Trust Agreement dated June 23, 1992 between Michael R. Cooper and the Trustees U/I/T of Michael R. Cooper dated June 18, 1992 f/b/o Carolyn and Jordan Cooper - Incorporated by reference to Exhibit 9.1 to the Form S-1.

  9.2 Voting Trust Agreement dated August 23, 1993 between the Registrant, Michael R. Cooper and certain members of the Registrant's Senior Management - Incorporated by reference to Exhibit 9.2 to the Form S-1.

  9.3 Voting Trust Agreement by and among Michael R. Cooper and Ruth M. Cooper, Trustee U/I/T of Michael R. Cooper dated December 23, 1994 f/b/o Carolyn and Jordan Cooper - Incorporated by reference to Exhibit
          9.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

*10.1 Employment Agreement between the Registrant and Michael R. Cooper. Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

*10.2 Agreement and General Release, dated February 12, 1999, between the Registrant and Michael R. Cooper - Incorporated by reference to
          Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 1999.

*10.3 Employment Agreement between the Registrant and John F. Short. Incorporated by reference to Exhibit 10.2 to the 1996 10-K.

*10.4 Amendment to Employment Agreement between the Registrant and John F. Short dated February 12, 1998.

*10.5 Employment Agreement between the Registrant and Douglas L. Cox dated October 26, 1998.

*10.6 Employment Agreement between the Registrant and James T. Heisler. Incorporated by reference to Exhibit 10.6 to 1994 10-K.

*10.7 Employment Agreement between the Registrant and Gregory C. Ellis. Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

*10.8     The Registrant's Retirement Plan - Incorporated by reference to
          Exhibit 10.7 to the Form S-1.

 10.9 1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.10 Lease Agreement dated May 15, 1995 between the Registrant and the Maumee Woodlands IV Company (Maumee Facility) - Incorporated by reference to Exhibit 10.15 to the 1995 10-K.

10.11 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility) - Incorporated by reference to Exhibit 10.16 to the Form S-1.

10.12 Lease dated February 1, 1984 between Torin (Angel City) Investments Limited and Davis Schottlander & Davis Limited (for third floor of GSR facility) - Incorporated by reference to Exhibit 10.19 to the Form S-1.

10.13     Assignment of Lease dated December 20, 1989 between Torin (Angel
          City) Davis Schottlander & Davis Limited and GSR and Lionel Lawrence Gordon, Esq. and Martin Simmons, Esq. (for third floor of GSR facility) - Incorporated by reference to Exhibit 10.20 to the Form S-1.

10.14 Lease dated March 24, 1982 between Torin (Angel City) Davis Schottlander & Davis Limited (for fourth floor of GSR facility) - Incorporated by reference to Exhibit 10.21 to the Form S-1.

10.15 Assignment of Lease dated October 27, 1989 between Davis Schottlander and Davis Limited and GSR and Lionel Lawrence Gordon, Esq. and Martin Simmons, Esq. (for fourth floor of GSR facility) - Incorporated by reference to Exhibit 10.22 to the Form S-1.

10.16 Lease dated August 25, 1994 between the Registrant and H.C. Properties, USA, Inc. (Tucson Facility) - Incorporated by reference to
          Exhibit 10.22 to the 1994 10-K.

10.17 Lease dated December 13, 1998 between Life Assurance Holding Corporation Limited and ORC International Limited (UK Facility).

10.18 Asset Purchase Agreement between registrant and Pro Tel Marketing, Inc. - Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 1998.

10.19 Loan and Security Agreement, dated July 20, 1998, among Chase Manhattan Bank, the Bank of New York, and First Union National Bank and Opinion Research Corporation, ORC Inc., and ORC ProTel, Inc.

21        Subsidiaries of the Registrant.

23        Consent of Ernst & Young LLP dated March 19, 1999.

27        Financial Data Schedule (EDGAR only).

_______________________________________________________________________________

* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this report

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               OPINION RESEARCH CORPORATION


                                               By:/s/ John F. Short
                                               --------------------------
                                                  John F. Short, Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ John F. Short                     Principal Executive Officer and Director
----------------------
John F. Short


/s/ Douglas L. Cox                    Principal Financial and Accounting Officer
----------------------
Douglas L. Cox


/s/ James C. Fink                     Director
----------------------
James C. Fink


/s/ James T. Heisler                  Director
----------------------
James T. Heisler


                                      Director
----------------------
Stephen A. Greyser


                                      Director
----------------------
Derek B. Smith


/s/ Lenard B. Tessler                 Director
----------------------
Lenard B. Tessler

                        Report of Independent Auditors

The Board of Directors and Stockholders
Opinion Research Corporation

We have audited the accompanying consolidated balance sheets of Opinion Research Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opinion Research Corporation and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       /s/ ERNST & YOUNG LLP


MetroPark, New Jersey
February 16, 1999

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except share amounts)


                                                                                                  December 31,
                                                                                     ----------------------------------
                                                                                          1998                1997
                                                                                     ---------------      -------------
                                          ASSETS
Current Assets:
  Cash and cash equivalents                                                          $        1,058       $         160
  Accounts receivable:
    Billed                                                                                    9,457               7,242
    Unbilled services                                                                         3,383               4,061
                                                                                     --------------        ------------
                                                                                             12,840              11,303
    Less: allowance for doubtful accounts                                                       209                 170
                                                                                     --------------        ------------
                                                                                             12,631             11,133
    Prepaid and other current assets                                                          4,244              2,215
                                                                                     --------------       ------------
Total current assets                                                                         17,933             13,508

Property and equipment, net                                                                   5,421              5,041
Capitalized production costs, net                                                                67                145
Intangible assets, net                                                                        2,134              1,316
Goodwill, net                                                                                23,659             11,063
Other assets                                                                                  1,396              1,407
                                                                                     --------------       ------------
                                                                                     $       50,610       $     32,480
                                                                                     ==============       ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                 $        1,688       $        960
    Accrued expenses                                                                          4,695              3,017
    Payable for acquisitions                                                                  3,000                  -
    Deferred revenues                                                                         2,683              4,024
    Short term borrowings                                                                     2,623              1,251
                                                                                     --------------      ------------
Total current liabilities                                                                    14,689             9,252

Long term debt                                                                               15,600             5,090
Deferred income taxes                                                                           404               425
Other liabilities                                                                             3,226             1,353
Stockholders' Equity:
    Preferred Stock, $.01 par value, 1,000,000 shares
     authorized, none issued or outstanding                                                      -                 -
    Common Stock, $.01 par value, 10,000,000 shares
     authorized, 4,281,747 shares issued and
     4,243,889 outstanding in 1998 and 4,231,747
     shares issued and 4,193,889 outstanding in 1997                                             42               42

   Additional paid-in capital                                                                14,216           13,976
   Retained earnings                                                                          2,507            2,677
   Accumulated other comprehensive income                                                       112             (149)
   Treasury Stock, at cost, 37,858 shares in 1998 and 1997                                     (186)            (186)
                                                                                     --------------     ------------
Total stockholders' equity                                                                   16,691           16,360
                                                                                     --------------     ------------
                                                                                     $       50,610     $     32,480
                                                                                     ==============     ============

                      See notes to financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
              (in thousands, except share and per share amounts)

                                                                                       Year Ended December 31,
                                                                           ----------------------------------------------
                                                                              1998            1997                1996
                                                                           -----------     -----------         ----------
Revenues                                                                   $   73,167      $    56,673         $   47,273
Cost of revenues                                                               44,807           34,374             30,281
                                                                           -----------     -----------         ----------
  Gross profit                                                                 28,360           22,299             16,992
Selling, general and administrative expenses                                   19,408           16,844             12,214
Depreciation and amortization                                                   4,142            2,654              2,353
Unusual charge                                                                  2,470                -                  -
                                                                           -----------     -----------         ----------
  Operating income                                                              2,340            2,801              2,425
Interest expense, net                                                           1,871              674                777
                                                                           -----------     -----------         ----------
  Income before income taxes and extraordinary loss                               469            2,127              1,648
Provision for income taxes                                                        489              976                840
                                                                           -----------     -----------         ----------
Income (loss) before extraordinary loss                                           (20)           1,151                808
Extraordinary loss on debt refinancing,
  net of tax benefit of $133                                                     (150)               -                  -
                                                                           -----------     -----------         ----------
Net income (loss)                                                          $     (170)     $     1,151         $      808
                                                                           ===========     ===========         ==========
Income (loss) before extraordinary loss per common share:
  Basic                                                                    $    (0.00)     $      0.28         $     0.19
                                                                           ===========     ===========         ==========
  Diluted                                                                  $    (0.00)     $      0.28         $     0.19
                                                                           ===========     ===========         ==========

Extraordinary loss on debt refinancing per common share:
  Basic                                                                    $    (0.04)     $         -         $        -
                                                                           ===========     ===========         ==========
  Diluted                                                                  $    (0.04)     $         -         $        -
                                                                           ===========     ===========         ==========
Net income (loss) per common share:
  Basic                                                                    $    (0.04)     $      0.28         $     0.19
                                                                           ===========     ===========         ==========
  Diluted                                                                  $    (0.04)     $      0.28         $     0.19
                                                                           ===========     ===========         ==========
Weighted average common shares outstanding:
  Basic                                                                     4,202,131        4,144,164          4,169,327
  Diluted                                                                   4,202,131        4,145,866          4,212,952



                      See notes to financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                (in thousands)

                                                                               Accumulated
                                                     Additional                   other                                 Total
                                   Common stock        paid in    Retained    comprehensive    Treasury stock       stockholders'
                                -------------------                                          ------------------
                                 Shares     Amount     capital    earnings       income       Shares     Amount        equity
                                --------   --------  ----------   --------    -------------  --------   -------     ------------
Balance, December 31, 1995         4,232   $     42  $   14,067   $    718    $         125        35   $  (207)    $     14,745
Comprehensive income:
   Net income                          -          -           -        808                -         -         -              808
   Other comprehensive income:
     Foreign currency
       translation adjustments         -          -           -          -              431         -         -              431
                                                                                                                      ----------
    Comprehensive income                                                                                                   1,239
Stock repurchase                       -          -           -          -                -       102      (580)            (580)
Stock issuance                         -          -         (56)         -                -       (49)      297              241
                                --------   --------  ----------   --------    -------------  --------   -------     ------------
Balance, December 31, 1996         4,232         42      14,011      1,526              556        88      (490)          15,645
Comprehensive income:
   Net income                          -          -           -      1,151                -         -         -            1,151
   Other comprehensive income:
     Foreign currency
       translation adjustments         -          -           -          -             (705)        -         -             (705)
                                                                                                                      ----------
   Comprehensive income                                                                                                      446
Stock issuance                         -          -         (35)         -                -       (50)      304              269
                                --------   --------  ----------   --------    -------------  --------   -------     ------------
Balance, December 31, 1997         4,232         42      13,976      2,677             (149)       38      (186)          16,360
Comprehensive income:
   Net loss                            -          -           -       (170)               -         -         -             (170)
   Other comprehensive income:
     Foreign currency
       translation adjustments         -          -           -          -              261         -         -              261
                                                                                                                      ----------
   Comprehensive income                                                                                                       91
Stock issuance                        50          -         228          -                -         -         -              228
Compensation expense recognized
  for stock options                    -          -          12          -                -         -         -               12
                                --------   --------  ----------   --------    -------------  --------   -------     ------------
Balance, December 31, 1998         4,282   $     42  $   14,216   $  2,507    $         112        38   $  (186)    $     16,691
                                ========   ========  ==========   ========    =============  ========   =======     ============

                      See notes to financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                  Year Ended December 31,
                                                          ----------------------------------------------------------------------
                                                                   1998                    1997                  1996
                                                          --------------------     --------------------     --------------------
Cash flows from operating activities:
   Net income (loss)                                      $               (170)    $              1,151     $                808
   Adjustments to reconcile net income (loss)
   to  net  cash  from  operating activities:
   Depreciation and amortization                                         4,142                    2,654                    2,353
   Loss (gain) on disposal of fixed assets                                 120                        4                      (16)
   Extraordinary loss                                                      283                        -                        -
   Non-cash portion of unusual charge                                      198                        -                        -
   Provision for doubtful accounts                                         226                       10                       30
   Deferred income taxes                                                (1,356)                    (677)                     745
   Changes in operating assets and liabilities net
   of effects from acquisitions,
    Billed accounts receivable, net                                     (2,312)                     228                   (1,536)
    Unbilled services                                                      707                   (1,236)                     922
    Other assets                                                        (1,086)                    (379)                  (1,144)
    Accounts payable                                                       755                   (1,033)                     154
    Accrued expenses                                                     1,656                      980                     (630)
    Advanced billing from customers                                     (1,343)                   1,216                    1,424
    Deferred interest payable                                                                    (1,203)                     399
    Other liabilities                                                    1,026                    1,161                     (117)
                                                          --------------------      -------------------     --------------------
    Net cash provided by operating activities                            2,846                    2,876                    3,392
                                                          --------------------      -------------------     --------------------

Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired                      (12,131)                  (1,382)                  (3,272)
  Proceeds from the sale of fixed assets                                   142                       18                       31
  Capitalized production costs                                               -                        -                     (442)
  Capital expenditures                                                  (1,882)                  (1,011)                  (1,647)
                                                          --------------------      -------------------     --------------------
    Net cash used in investing activities                              (13,871)                  (2,375)                  (5,330)
                                                          --------------------      -------------------     --------------------

Cash flows from financing activities:
  Borrowings under line-of-credit agreement                             43,108                   18,010                   23,622
  Repayments under line-of-credit agreement                            (37,125)                 (17,400)                 (21,348)
  Issuance of note payable                                              20,093                    6,151                    1,404
  Repayments of note payable                                           (14,194)                  (7,840)                    (643)
  Repayments under capital lease arrangements                             (214)                    (240)                    (257)
  Capital stock repurchased, net                                             -                        -                     (339)
  Proceeds from issuance of capital stock                                  228                      269                        -
                                                          --------------------      -------------------     --------------------
    Net cash provided by (used in) financing activities                 11,896                   (1,050)                   2,439
                                                          --------------------      -------------------     --------------------

Effect of exchange rate changes on cash and cash
   equivalents                                                              27                     (156)                      24
                                                          --------------------      -------------------     --------------------
Increase (decrease) in cash and cash equivalents                           898                     (705)                     525
Cash and cash equivalents at beginning of period                           160                      865                      340
                                                          --------------------      -------------------     --------------------
Cash and cash equivalents at end of period                $              1,058      $               160     $                865
                                                          ====================      ===================     ====================

Non-cash investing and financing activities:
   Acquisition of equipment under capital lease           $                  -      $                55     $                  -
                                                          ====================      ===================     ====================
   Capital stock issued in connection with acquisitions   $                  -      $                 -     $                241
                                                          ====================      ===================     ====================

                      See notes to financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
              (IN THOUSANDS, EXCEPT SHARE AND  PER SHARE AMOUNTS)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Opinion Research Corporation (the "Company" or "ORC") was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, information services, marketing services, including a focus on businesses selling primarily to other businesses, and model-based telemarketing. The Company assists clients in evaluating, monitoring and optimizing the effectiveness of their marketing and sales. The Company's services and products address issues such as customer loyalty and retention, market demand and forecasting, corporate image, competitive positioning, and model-based telemarketing. The Company operates in two industry and three geographic segments.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions are eliminated upon consolidation.

REVENUE RECOGNITION

Revenues from professional services are recognized at the time services are performed on a percentage of completion basis. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled services are classified as a current asset. Advanced billings from clients in excess of revenue earned are classified as a current liability. The Company grants credit primarily to large companies and performs periodic credit evaluations of its clients' financial condition. The Company does not generally require collateral. Credit losses relating to clients consistently have been within management's expectations. As of December 31, 1998, two clients constituted 31% of net accounts receivable. These clients accounted for 30% of the revenues for the year ended December 31, 1998. As of December 31, 1997, two clients constituted 27% of net accounts receivable and accounted for 22% of revenues for the year ended December 31, 1997. At December 31, 1996, two clients constituted 29% of the Company's total revenues.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

FINANCIAL INSTRUMENTS

The Company uses interest rate swap and cap agreements to limit the Company's exposure to interest rate fluctuations. Interest rate differentials to be paid or received as a result of interest rate swap or cap agreements are accounted for by recording the net interest received or paid as an adjustment to interest expense on a current basis. The fair value of the interest rate swap and cap agreements, as well as gains or losses resulting from market movements, are not recognized in the financial statements.

FOREIGN CURRENCY TRANSLATION

All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and for revenues and expense accounts using a monthly average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income and are accumulated in stockholder's equity. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company's employee stock option equals or exceeds the fair market value of the underlying common stock on the date of grant.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not realized in future periods.

EARNINGS PER SHARE

Basic and diluted earnings per share is calculated in accordance with Statement No. 128, Earnings per Share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of Statement 128.

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Since this Statement requires only additional disclosure, there will be no effect on the Company's results of operations or financial position. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENTS

Effective January 1, 1998, the Company adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 superceded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 16.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use and amortize such costs over the software's estimated useful life. The Company is required to adopt SOP 98-1 for fiscal years beginning after December 15, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Statement 133 establishes a new model for accounting for derivatives and hedging activities. The Statement requires all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value.

The Company is currently evaluating the effects of adoption of SOP 98-1 and Statement 133 on the Company's financial position and results of operations.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2.  ACQUISITIONS

In 1996, the Company created GSR/SIA, Limited, to purchase the assets of a division of an information technology company. This operating company is a wholly owned subsidiary of ORC Holdings, Limited, a holding company created in 1996 to hold the shares of all the Company's U.K. holdings. To that end, the shares of Gordon Simmons Research Group were exchanged by the Company for shares in ORC Holdings, Limited. Also during 1996, the Company purchased the stock of a Chicago based market research company that now serves as part of the Company's Customer Loyalty & Retention Practice.

In 1997, the Company completed a stock purchase of a company in Korea and the asset purchase of companies in Taiwan and Mexico. Additionally, Gordon Simmons Research Group was renamed ORC International, Limited, into which GSR/SIA, Limited, was merged.

In January 1998, ORC ProTel, Inc. ("ProTel"), a newly created subsidiary of the Company, purchased certain assets (not including cash or accounts receivable) and assumed certain liabilities of Pro Tel Marketing, Inc. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. The purchase price was comprised of a $10,000 cash payment and 400,000 options to purchase common shares of the Company's stock, with the provision that such options may, at the option of the holders, be returned to the Company for cash payment of $2,000 on the second anniversary of the closing. The fair value of these options was $1,691 at the acquisition date and was recorded as other long-term liabilities in the Company's consolidated financial statements. The fair value of the assets acquired and liabilities assumed was $632 and $143, respectively. The Company incurred $543 of costs related to the acquisition. Identifiable intangible assets valued at $1,250 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets acquired in the amount of $10,495 has been recorded as Goodwill to be amortized using the straight-line method over a period of fifteen years.

In addition, over the years 1998 through 2000, the sellers may earn up to an additional $10,000 of cash payments, contingent upon ProTel achieving certain targets for revenues and earnings before interest, income, taxes, depreciation, and amortization. Based on 1998 operating performance, a payment of $3,000 was made to the principals in March 1999. The additional consideration has been recorded as goodwill and is being amortized over the 14 years remaining on the original goodwill.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2.  ACQUISITIONS (CONTINUED)

The unaudited pro forma results of operations for the years ended December 31, 1997 and 1996, which assumes the consummation of the ProTel purchase as of January 1, 1996, are as follows:

                                                     Years Ended December 31,
                                                  ----------------------------
                                                      1997              1996
                                                  -----------         --------
     Revenues                                       $71,093            $59,341
     Net income                                     $ 2,028            $ 1,133

     Net income per share:
        Basic and diluted                           $  0.49            $  0.27

The pro forma net income includes adjustment for amortization of goodwill and intangible assets, adjustment of interest expense, and the related income tax effect of such adjustments.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                         December 31,
                                                     --------------------------
                                                        1998             1997
                                                     ----------       ---------
     Leasehold improvements                             $ 2,057        $ 1,837
     Computer equipment and software                      9,494          7,496
     Furniture, fixtures, and equipment                   3,959          3,330
     Equipment under capital lease obligations              366            844
                                                       ---------      ---------
                                                         15,876         13,507
     Less accumulated depreciation & amortization        10,455          8,466
                                                       ---------      ---------
     Property and equipment, net                        $ 5,421        $ 5,041
                                                       ==========    ==========

Depreciation expense of $2,337, $1,628, and $1,197 was charged to earnings for the years ended December 31, 1998, 1997, and 1996.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.  INTANGIBLE ASSETS

Intangible assets are as follows:

                                                          December 31,
                                                  ---------------------------
                                                       1998            1997
                                                  -----------       ---------
     Capitalized production costs                    $  1,076         $ 1,076
     less accumulated amortization                      1,009             931
                                                    ---------        --------
     Capitalized production costs, net               $     67         $   145
                                                    =========        ========

     Intangible assets                               $  5,138         $ 3,805
       less accumulated amortization                    3,004           2,489
                                                    ---------        --------
     Intangible assets, net                          $  2,134         $ 1,316
                                                    =========        ========

     Goodwill                                        $ 26,507         $12,699
       less accumulated amortization                    2,848           1,636
                                                    ---------        --------
     Goodwill, net                                   $ 23,659         $11,063
                                                    =========        ========

Amortization expense of capitalized production costs for the years ended December 31, 1998, 1997, and 1996 was $78, $371, and $226, respectively.
Amortization expense of goodwill and intangible assets for the years ended 1998, 1997 and 1996 was $1,727, $655, and $930, respectively.

5.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes and extraordinary loss consists of the following:

                                               Year Ended December 31,
                                    -------------------------------------------
                                        1998             1997            1996
                                    ------------     ------------     ---------
     United States                         $ 675           $2,343        $1,973
     Foreign                                (206)            (216)         (325)
                                    ------------     ------------     ---------
                                           $ 469           $2,127        $1,648
                                    ============     ============     =========

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5.  INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes and extraordinary loss consists of the following:

                                               Year Ended December 31,
                                   ------------------------------------------
                                        1998             1997         1996
                                    ---------        ---------      ---------
     Current:
       Federal                        $ 1,610           $1,520        $  84
       State                              230              117          110
       Foreign                              5              (14)         (70)
                                    ---------        ---------    ---------
       Total current                    1,845            1,623          124
                                    ---------        ---------    ---------

     Deferred:
       Federal                         (1,084)            (496)         553
       State                             (245)            (146)         163
       Foreign                            (27)              (5)           -
                                    ---------        ---------   ----------
       Total deferred                  (1,356)            (647)         716
                                    ---------        ---------   ----------
                                    $     489           $  976        $ 840
                                    =========        =========  ===========

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes and extraordinary loss is as follows:

                                                                      Year Ended December 31,
                                                            ---------------------------------------------
                                                               1998            1997             1996
                                                            -----------     -----------     -------------
Statutory rate applied to
pre-tax income                                                    $ 159           $ 723             $ 560
Add (deduct):
     State income taxes, net of federal benefit                     (10)             77                73
     Foreign operating losses for which a tax
       benefit has not been recorded                                 48              55                42
     Effect of goodwill amortization                                106             107                98
     Effect of other non-deductible expenses                        120              46                55
     Other                                                           66             (32)               12
                                                            -----------     -----------     -------------
                                                                  $ 489           $ 976             $ 840
                                                            ===========     ===========     =============

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  INCOME TAXES (CONTINUED)

The Company's deferred tax liabilities and assets consists of the following temporary differences:

                                                              December 31,
                                                  ----------------------------------
                                                         1998               1997
                                                  ---------------     --------------
Deferred tax liabilities:
   Capitalized production costs                            $ (669)             $(929)
                                                  ---------------     --------------
      Total deferred tax liabilities                         (669)              (929)
                                                  ---------------     --------------
Deferred tax assets:
   Reserves for doubtful accounts                             149                 50
   Fixed assets                                                55                117
   Compensation                                             1,186                162
   Net operating loss carryforwards                            35                110
   Valuation allowance                                        (34)               (34)
   Other                                                      209                 99
                                                  ---------------     --------------
      Total deferred tax assets                             1,600                504
                                                  ---------------     --------------
Net deferred tax assets (liabilities)                      $  931              $(425)
                                                  ===============     ==============

At December 31, 1998, the Company has net short-term deferred tax assets in the amount of $1,335, which are reported in the balance sheet in prepaid and other current assets. At December 31, 1998 and 1997, unremitted earnings of foreign subsidiaries were approximately $240 and $424, respectively. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Income taxes paid in the U.S. for 1998, 1997, and 1996 were $1,959, $841, and $677, respectively. Income taxes of $27 were paid in the U.K. in 1998. No income taxes were paid in the U.K. in 1997 and 1996.

6.  DEBT

Debt consists of the following:

                                                                            December 31,
                                                                 --------------------------------
                                                                       1998              1997
                                                                 --------------    --------------
          Working capital facilities                                    $ 6,973            $  990
          Notes payable                                                  11,250             5,351
                                                                 --------------    --------------
          Total debt                                                     18,223             6,341
          Less current maturities                                         2,623             1,251
                                                                 --------------    --------------
          Long-term portion                                             $15,600            $5,090
                                                                 ==============    ==============

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  DEBT (CONTINUED)

During July 1998, the Company entered into an agreement with a three bank syndicate for an increased credit facility of $32,000. The credit facility provided $12,500 of term notes and up to $19,500 of revolving credit. All debts outstanding as of June 30, 1998 were repaid with proceeds from the new facility. This new facility is for a three-year term and is secured by substantially all of the assets of the Company. Availability of funds under the new facility is based on a multiple of trailing EBITDA. As of December 31, 1998, the Company had $5,752 of additional available credit. In March 1999, the lender amended the loan agreement to exclude the unusual charge related to the separation agreement with the Company's former Chairman and CEO and granted a waiver of covenant defaults which occurred during 1998.

As of December 31, 1998, the Company had outstanding $6,973 on the revolving credit facility and $11,250 remaining on the term loans. The revolving credit facility carries an interest rate of either the bank's designated base rate ("Base Rate") (7.75% at December 31, 1998) or LIBOR (3-month LIBOR was 5.07% at December 31, 1998) plus 250 basis points. The term loan also carries a variable rate of either the bank's designated base rate or LIBOR plus 250 basis points. In order to reduce the impact on the Company from rising interest rates, the Company entered into an interest rate swap agreement with a notional amount equal to the value of the outstanding term notes. The swap agreement effectively fixed the term note interest rate at 7.24%. The weighted average interest rate on short term borrowings at December 31, 1998 and 1997, were 7.68% and 9.49%, respectively. Given that the interest rates on the revolving credit facility and the notes are based on current market rates, the carrying value of the amounts due under the credit facility approximates their fair value at December 31, 1998.

Aggregate maturities of debt for the years ending December 31 are as follows:

          1999.............................................................      $2,623
          2000.............................................................       2,500
          2001.............................................................       9,350
          2002.............................................................       2,500
          2003.............................................................       1,250

The Company paid interest of $1,527, $679, and $379 during the years ended December 31, 1998, 1997, and 1996, respectively. Also during 1997, the Company paid $1,203 of deferred interest associated with the repayment of its subordinated debt.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  INTEREST RATE INSTRUMENTS

In 1998, the Company entered into interest rate cap and interest rate swap agreements to reduce its exposure to fluctuations in interest rates. As of December 31, 1998, selected information related to such agreements is as follows:

                                        Notional Amount                    Maturity                Fair Value
                               --------------------------------     --------------------     ---------------------
Interest Rate Cap                          $ 3,000                           2001                      $ 2
Interest Rate Swap                         $11,250                           2003                      $29

The interest rate cap agreement requires premium payments to the counterparty based upon the notional principal amount. The interest rate cap agreement entitles the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate stated in the agreement. The Company utilizes interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under the Company's interest rate swap agreement, the Company pays a fixed rate of interest and receives a 3-month LIBOR floating rate.

8.  Leases

Future minimum payments required under capital and operating leases that have noncancelable lease terms in excess of one year are as follows:

                                                                            Capital           Operating
                                                                            Leases              Leases
                                                                        -------------      --------------
          1999......................................................             $ 87             $ 2,905
          2000......................................................               14               2,887
          2001......................................................                -               2,300
          2002......................................................                -               1,796
          2003......................................................                -               1,315
          Thereafter................................................                -               1,425
                                                                        -------------      --------------
          Total minimum lease payments..............................             $101             $12,628
                                                                                           ==============
          Less amounts representing interest........................                4
                                                                        -------------
          Capitalized lease obligations.............................             $ 97
                                                                        =============

At December 31, 1998, the current portion of capital lease obligations of $84 was recorded in the balance sheet in accrued expenses. Rent expense under operating leases was $2,641, $2,178, and $1,480, for the years ended December 31, 1998, 1997 and 1996, respectively. Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on similar properties.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   PENSION

The Company maintains a defined contribution pension and profit sharing plan covering substantially all employees. Employees may contribute from 1% to 15% of their annual salary, up to the maximum allowable under the Internal Revenue Code. The Board of Directors may elect to match employees' contributions or contribute to the profit sharing plan. Plan assets include 310,625 shares of common stock of the Company as of December 31, 1998 and 1997. The Company contributed $95, $104, and $75 to the plan in 1998, 1997, and 1996, respectively.

10.  STOCKHOLDERS' EQUITY

In 1996, the Company repurchased 102,182 shares of the Company's common stock at a cost of $580. Also, during 1996, 48,949 shares valued at $241 were issued to the three senior principals of SRC. In December 1997, the Company sold 50,000 shares to a senior executive of the Company for a fair market value of $269. In November 1998, 50,000 shares were sold to a second senior officer for $228, the fair market value at the time of the transaction.

11.  STOCK OPTIONS

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

As amended in 1996, each Non-employee Director on the date of the Annual Meeting of Stockholders is automatically granted options to acquire the "formula number" of shares of common stock. The option exercise price for these options will be equal to the fair market value of the underlying shares on the date of the grant. The options granted under this provision will be non-qualified stock options. The Non-employee Directors' options will become exercisable on the first anniversary of the date of grant provided the Non-employee Director is a member of the Board of Directors on that date. The "formula number" for 1998 and 1997 was 15,000 shares for those Non-employee Directors who have served as a member of the Board of Directors for a period of three full years or more, and 5,000 shares for all other Non-employee Directors.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK OPTIONS (CONTINUED)

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

On June 9, 1998, the 1997 Stock Incentive Plan was amended to increase the number of shares available for grant from 875,000 to 1,125,000 and to revise the date of grant of formula options for Non-employee Directors from the date of the annual meeting to January 2 of each year. The 1997 Stock Incentive Plan terminates on April 16, 2007. Stock option transactions for the 1997 Stock Incentive Plan (and its predecessors) were as follows:


                                                                        Number        Weighted Average
                                                                      of Shares        Exercise Price
                                                                   -------------     ------------------
          Outstanding balance at December 31, 1995                       565,376                  $5.82

          1996
          ----
          Granted                                                        174,000                  $6.50
          Canceled                                                       (49,084)                 $5.55
                                                                   -------------
          Outstanding Balance at December 31, 1996                       690,292                  $6.01

          1997
          ----
          Granted                                                        595,206                  $5.55
          Canceled                                                      (327,458)                 $6.22
                                                                   -------------
          Outstanding Balance at December 31, 1997                       958,040                  $5.65

          1998
          ----
          Granted                                                        236,000                  $5.60
          Canceled                                                       (24,334)                 $5.61
                                                                   -------------
          Outstanding Balance at December 31, 1998                     1,169,706                  $5.64
                                                                   =============

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK OPTIONS (CONTINUED)

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

Options exercisable at December 31, 1998, 1997 and 1996 were 733,708, 533,791, and 386,709, respectively. Exercise prices for options outstanding as of December 31, 1998 for the plan ranged from $3.63 to $8.00 per share. The weighted average remaining term of the outstanding options is 4.9 years.

In accordance with the provisions of SFAS No. 123, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings
(loss) per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                                         1998            1997            1996
                                                                    -----------     ------------    -------------
          Net income (loss) - as reported.......................          ($170)          $1,151            $ 808
          Net income (loss)  pro forma..........................          ($514)          $  593            $ 341
          Earnings (loss) per share - as reported...............          ($.04)          $  .28            $ .19
          Earnings (loss) per share - pro forma.................          ($.12)          $  .14            $ .08

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK OPTIONS (CONTINUED)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                         1998            1997             1996
                                                                    -----------     ------------     ------------
          Expected dividend yield...............................              0%               0%               0%
          Expected stock price volatility.......................           42.3%            40.2%            34.9%
          Risk-free interest rate...............................            5.5%             5.5%             5.7%
          Expected life of options..............................        7  years          7 years          7 years

The weighted average fair value of options granted during 1998 and 1997 were $2.97 and $2.15 per share, respectively.

12.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                 Years Ended December 31,
                                                     ----------------------------------------------
                                                           1998             1997            1996
                                                     -------------     ------------    ------------
                                                          (000's omitted, except per share data)
Numerator:
   Income (loss) before extraordinary loss                    ($20)          $1,151          $  808
                                                     -------------     ------------    ------------
   Numerator for basic and diluted earnings per share         ($20)          $1,151          $  808
                                                     =============     ============    ============
Denominator:
 Denominator for basic earnings per share,
   Weighted-average shares                                   4,202            4,144           4,169
   Effect of dilutive stock options                              -                2              44
                                                     -------------     ------------    ------------
 Denominator for diluted earnings per share
        Adjusted weighted-average shares                     4,202            4,146           4,213
                                                     =============     ============    ============

Basic earnings per share                                    $  .00           $  .28          $  .19
                                                     =============     ============    ============
Diluted earnings per share                                  $  .00           $  .28          $  .19
                                                     =============     ============    ============

Shares attributable to the conversion of convertible debentures were not included in 1996 as they expired on November 30, 1996.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  SPLIT-DOLLAR LIFE INSURANCE

During 1995, the Company entered into certain agreements with trusts established in the names of two officers of the Company. Under these agreements, the Company pays certain premiums on life insurance policies on the officers, to which the trusts are the beneficiaries. The Company has been assigned certain rights to the assets of the trusts as collateral for the premiums paid on these life insurance policies. The amounts paid by the Company for the premiums on these policies, an aggregate of $123 and $114 at December 31, 1998 and 1997, respectively, are included in other assets in the accompanying consolidated balance sheets. In the event the policies are terminated, the officers have guaranteed the repayment of the amounts due from their respective trusts, and have pledged certain of their personal assets to the Company to collateralize such guarantees (See Note 14).

14.  UNUSUAL CHARGE

In the fourth quarter of 1999, the Company took a fourth quarter pre-tax charge of $2,470 for expenses incurred in relation to an agreement with its former Chief Executive Officer providing for his resignation as a Director, Chairman, and Chief Executive Officer of the Company and the buy-out of his pre-existing employment contract. Included in the pre-tax charge of $2,470 was a write-off of $186 related to the termination of a split-dollar life insurance policy for this former officer and the cancellation of the repayment guarantee.

15.  EXTRAORDINARY LOSS

The Company recorded an extraordinary loss of $150, net of tax benefits, in the second quarter of 1998. This non-cash charge is due to the write-off of unamortized loan origination fees associated with the Company's prior credit facility.

16.  SEGMENTS

The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has three reportable segments: U.S. Market Research, UK Market Research, and Teleservices, the Company's model-based telemarketing division. There were no significant intersegment events which materially affected the financial statements. The Company measures segment profits as operating profit, which is defined as income before interest expenses and income taxes. Information on segments and a reconciliation to consolidated total, are as follows:

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  SEGMENTS (CONTINUED)

                                      U.S. Market       UK Market                       Total
                                        Research         Research      Teleservices    Segments        Other      Consolidated
----------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1998:
-----------------------------------
Revenues from external customers            $40,144          $14,349        $14,986         $69,479    $ 3,688       $73,167
Depreciation and amortization                 1,798              632          1,568           3,998        144         4,142
Unusual charge                                                                                          (2,470)       (2,470)
Operating income                              3,561              253          1,083           4,897     (2,557)        2,340
Interest expense                                                                                         1,871         1,871
Income (loss) before income taxes
and extraordinary loss                                                                                               $   469
Total assets                                $24,044          $ 8,832        $16,259         $49,135    $ 1,769       $50,904
Capital expenditures                        $ 1,134          $   421        $   269         $ 1,824    $    58       $ 1,882

Year Ended December 31, 1997:
-----------------------------------

Revenues from external customers            $36,726          $14,116        $ 2,377         $53,219    $ 3,454       $56,673
Depreciation and amortization                 1,870              647             52           2,569         85         2,654
Operating income (loss)                       2,856             (136)          (264)          2,456        345         2,801
Interest expense                                                                                           674           674
Income before income taxes                                                                                           $ 2,127
Total assets                                $21,182          $ 8,794        $ 1,528         $31,504    $   976       $32,480
Capital expenditures                        $   635          $   177        $   154         $   966    $    45       $ 1,011

Year Ended December 31, 1996:
-----------------------------------

Revenues from external customers            $35,310          $10,792              -         $46,102    $ 1,171       $47,273
Depreciation and amortization                 1,822              514              -           2,336         17         2,353
Operating income (loss)                       2,643             (200)             -           2,443        (18)        2,425
Interest expense                                                                                           777           777
Income before income taxes                                                                                           $ 1,648
Total assets                                $22,722          $ 9,757              -         $32,479    $   293       $32,772
Capital expenditures                        $ 1,515          $   127              -         $ 1,642    $     5       $ 1,647
----------------------------------------------------------------------------------------------------------------------------

International long-lived assets are $5,960, $5,335 and $5,664 in 1998, 1997, and 1996, respectively. In 1998, revenues from one customer of the Company's Teleservices segment represented $13,441 of the Company's total revenues. In 1997 and 1996, revenues from one client of the U.S. Market Research segment represented $9,720 and $11,279 of the Company's total revenues, respectively. Revenues in the "other" category were generated from the Company's Asia and Mexico operations. As these segments are not significant, results are not presented separately.

                     Schedule II - Valuation and Qualifying Accounts
                      OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                               (in Thousands of Dollars)

-------------------------------------------------------------------------------------------------------

Rule 12-09.  Valuation and Qualifying Accounts

-------------------------------------------------------------------------------------------------------
                                                           Additions
                                                   --------------------------
                                        Balance at   Charged to   Charged to                   Balance
              Description               beginning      costs     other account  Deductions -    at end
                                        of period   and expense  - describe     describe      of period
-------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
  Deducted from asset account:
     Allowance for Doubtful Accounts   $     170    $      291                  $     252 (1)  $    209
     Accumulated Amortization:
       Capitalized Production Costs          931            78                                    1,009
       Goodwill                            1,636         1,212                                    2,848
       Intangible Assets                   2,489           515                                    3,004
                                       ---------    ----------                  ---------      --------
     Totals                            $   5,226    $    2,096                  $     252      $  7,070
                                       =========    ==========                  =========      ========

Year ended December 31, 1997:
  Deducted from asset account:
     Allowance for Doubtful Accounts   $     162    $      153                  $     145 (1)  $    170
     Accumulated Amortization:
       Capitalized Production Costs          560           371                                      931
       Goodwill                            1,194           442                                    1,636
       Intangible Assets                   2,276           213                                    2,489
                                       ---------    ----------                  ---------      --------
     Totals                            $   4,192    $    1,179                  $     145      $  5,226
                                       =========    ==========                  =========      ========

Year ended December 31, 1996:
  Deducted from asset account:
     Allowance for Doubtful Accounts   $     129    $      105                  $      72 (1)  $    162
     Accumulated Amortization:
       Capitalized Production Costs          334           226                                      560
       Goodwill                              806           388                                    1,194
       Intangible Assets                   1,734           542                                    2,276
                                       ---------    ----------                  ---------      --------
     Totals                            $   3,003    $    1,261                  $      72      $  4,192
                                       =========    ==========                  =========      ========
-------------------------------------------------------------------------------------------------------

(1) Uncollectible accounts written-off

                         OPINION RESEARCH CORPORATION

                          Annual Report on Form 10-K

                                 EXHIBIT INDEX

Exhibit No.
-----------

    3.1 Amended and Restated Certificate of Incorporation of the Registrant - Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993 (the "Form S-1").

    3.2 Amended and Restated By-Laws of the Registrant - Incorporated by reference to Exhibit 3.2 to the Form S-1.

    4.1 Rights Agreement, dated September 13, 1996, between the Registrant and StockTrans, Inc. - Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 27, 1996.

    4.2   Amendment to Rights Agreement dated August 8, 1998.

    9.1 Voting Trust Agreement dated June 23, 1992 between Michael R. Cooper and the Trustees U/I/T of Michael R. Cooper dated June 18, 1992 f/b/o Carolyn and Jordan Cooper - Incorporated by reference to Exhibit 9.1 to the Form S-1.

    9.2 Voting Trust Agreement dated August 23, 1993 between the Registrant, Michael R. Cooper and certain members of the Registrant's Senior Management - Incorporated by reference to Exhibit 9.2 to the Form S-1.

    9.3 Voting Trust Agreement by and among Michael R. Cooper and Ruth M. Cooper, Trustee U/I/T of Michael R. Cooper dated December 23, 1994 f/b/o Carolyn and Jordan Cooper - Incorporated by reference to Exhibit
          9.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

   10.1 Employment Agreement between the Registrant and Michael R. Cooper. Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

   10.2 Agreement and General Release, dated February 12, 1999, between the Registrant and Michael R. Cooper - Incorporated by reference to
          Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 1999.

   10.3 Employment Agreement between the Registrant and John F. Short. Incorporated by reference to Exhibit 10.2 to the 1996 10-K.

   10.4 Amendment to Employment Agreement between the Registrant and John F. Short dated February 12, 1998.

   10.5 Employment Agreement between the Registrant and Douglas L. Cox dated October 26, 1998.

   10.6 Employment Agreement between the Registrant and James T. Heisler. Incorporated by reference to Exhibit 10.6 to 1994 10-K.

   10.7 Employment Agreement between the Registrant and Gregory C. Ellis. Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

   10.8   The Registrant's Retirement Plan - Incorporated by reference to
          Exhibit 10.7 to the Form S-1.

   10.9 1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

   10.10 Lease Agreement dated May 15, 1995 between the Registrant and the Maumee Woodlands IV Company (Maumee Facility) - Incorporated by reference to Exhibit 10.15 to the 1995 10-K.

   10.11 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility) - Incorporated by reference to Exhibit 10.16 to the Form S-1.

   10.12 Lease dated February 1, 1984 between Torin (Angel City) Investments Limited and Davis Schottlander & Davis Limited (for third floor of GSR facility) - Incorporated by reference to Exhibit 10.19 to the Form S-1.

   10.13 Assignment of Lease dated December 20, 1989 between Torin (Angel City ) Davis Schottlander & Davis Limited and GSR and Lionel Lawrence Gordon, Esq. and Martin Simmons, Esq. (for third floor of GSR facility) - Incorporated by reference to Exhibit 10.20 to the Form S-1.

   10.14 Lease dated March 24, 1982 between Torin (Angel City) Davis Schottlander & Davis Limited (for fourth floor of GSR facility) - Incorporated by reference to Exhibit 10.21 to the Form S-1.

   10.15 Assignment of Lease dated October 27, 1989 between Davis Schottlander and Davis Limited and GSR and Lionel Lawrence Gordon, Esq. and Martin Simmons, Esq. (for fourth floor of GSR facility) - Incorporated by reference to Exhibit 10.22 to the Form S-1.

   10.16 Lease dated August 25, 1994 between the Registrant and H.C. Properties, USA, Inc. (Tucson Facility) - Incorporated by reference to
          Exhibit 10.22 to the 1994 10-K.

   10.17 Lease dated December 13, 1998 between Life Assurance Holding Corporat ion Limited and ORC International Limited (UK Facility).

   10.18 Asset Purchase Agreement between registrant and Pro Tel Marketing, Inc. - Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 1998.

   10.19 Loan and Security Agreement, dated July 20, 1998, among Chase Manhattan Bank, the Bank of New York, and First Union National Bank and Opinion Research Corporation, ORC Inc., and ORC ProTel, Inc.

   21     Subsidiaries of the Registrant.

   23     Consent of Ernst & Young LLP dated March 19, 1999.

   27     Financial Data Schedule (EDGAR only).