Form 10-K/A
period 1998-12-31
OPINION RESEARCH CORP
filed 1999-04-30
CIK 911673

                      SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                 FORM 10-K/A
                                 Amendment No.1

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
                                               ---------

                         OPINION RESEARCH CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                 22-3118960
     -------------------------------                 ----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification Number)

23 Orchard Road, Skillman, New Jersey                     08558
-------------------------------------                   ---------
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

          The following table sets forth certain information concerning the principal executive officers of the Company as of March 31, 1999.

Name                           Age     Position
----                           ---     --------

John F. Short                   54     Chairman, Chief Executive Officer, and
                                       President

Douglas L. Cox                  53     Chief Financial Officer

Gregory C. Ellis                42     Chief Operating Officer - ORC
                                       Market Research

Ruth R. Wolf                    61     Chief Executive Officer - ORC ProTel

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

     Mr. Ellis joined the Company in October 1995 as the Chief Executive Officer of the Princeton Group. In July 1997 Mr. Ellis was appointed Managing Director
- ORC Automotive Group, and in December 1997, he was promoted to Chief Operating Officer - ORC Market Research. Prior to joining ORC, Mr. Ellis was Senior Vice President and General Manager of Testing, Analytics, and Media Services for AC Nielsen Company. Mr. Ellis holds a M.S.I.A. degree from Carnegie-Mellon University Graduate School of Industrial Administration.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     Information regarding the Company's executive officers is set forth in Item 4A of this report.

Directors of the Company

     The following contains certain information concerning the current directors of the Company:

     John F. Short, 54, was appointed Chief Executive Officer and Chairman of the Board of Directors in 1999. Mr. Short joined the Company and was appointed as its Chief Financial Officer in 1989. He joined the Board of Directors in 1991. Mr. Short was later appointed Vice Chairman in 1992 and President in 1998. Prior to joining ORC, Mr. Short served as the Chief Financial Officer of Hay Systems, Inc., a wholly owned subsidiary of the Hay Group.

     Stephen A. Greyser, 64, has been a director of the Company since 1993. Professor Greyser is a Professor of Marketing at Harvard Business School, where he has been on the faculty for over 30 years. Professor Greyser also has been associated with the Harvard Business Review since 1961 as an editor, research director, and Editorial Board Secretary and Chairman. Since 1972, Professor Greyser has been a Trustee of the Marketing Science Institute, a non-profit business-supported research center in marketing, and from 1972 through 1980 he served as its Executive Director. From 1985 through 1993, Professor Greyser served on the Board of Directors of the Public Broadcasting Service, where he served as Vice Chairman from 1991 through 1993. Professor Greyser serves on the Board of Directors of Edelman Public Relations Worldwide and the investment service firm Gruntal & Co. Professor Greyser received an M.B.A. and a D.B.A. from Harvard University.

     James C. Fink, 54, has been a director of the Company since 1991. Dr. Fink is President of EQUITUS. Before joining EQUITUS, Dr. Fink was Executive Vice President of the Company, where he developed and led a global practice focused on corporate brand equity issues. Dr. Fink received a Ph.D. in Economics from the Pennsylvania State University.

     Derek B. Smith, 53, became a director of the Company in 1996. Dr. Smith is Managing Director of Bannock Consulting Ltd. Prior to joining Bannock, Dr. Smith was an Executive Director of Dialog plc. Before joining Dialog, Dr. Smith held various positions over 16 years within The Economist, the last being The Economist Group President, Asia Pacific. During his tenure with The Economist, Dr. Smith served as a Non-Executive Director of Dialog plc. Dr. Smith received a Ph.D. in Economics from University of Nottingham.

     Lenard B. Tessler, 46, joined the Board of Directors in July 1997. Mr. Tessler is a founding partner of TGV Partners, an investment firm specializing in leveraged acquisitions. Mr. Tessler serves on the Board of Directors of CWT Specialty Stores, Inc., Data Made Accessable, Inc. and was formerly the Chairman of the Board for Empire Kosher Poultry, Inc. Mr. Tessler received an MBA from Fairleigh Dickinson University.

     James T. Heisler, 52, joined the Company in 1982 and was appointed to the Board in 1991. Since 1990, Dr. Heisler has held various managerial positions, and he is currently responsible for the Market Assessment Practice of the U.S. Research Group. Dr. Heisler received a Ph.D. in Social Psychology from the Illinois Institute of Technology.

     Gregory C. Ellis, 42, was appointed to the Board in April 1999. Mr. Ellis joined the Company in October 1995 as the Chief Executive Officer of the Princeton Group. In July 1997 Mr. Ellis was appointed Managing Director - ORC Automotive Group, and in December 1997, he was promoted to Chief Operating Officer - ORC Market Research. Prior to joining ORC, Mr. Ellis was Senior Vice President and General Manager of Testing, Analytics, and Media Services for AC Nielsen Company. Mr. Ellis holds a M.S.I.A. degree from Carnegie-Mellon University's Graduate School of Industrial Administration.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of these reports. Based on the Company's review of the SEC copies of these reports received by it, the Company believes that all filings, required to be made by the reporting persons for 1998 were made on a timely basis, with the exception of a Form 3 required to be filed by Douglas L. Cox upon his becoming Chief Financial Officer of the Company, which was filed approximately one month late.

Item 11.  Executive Compensation
          ----------------------

Summary Compensation Table

  The following table sets forth, for the Company's last three fiscal years, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the to the Company's Chief Executive Officer, and each of the Company's four other most highly compensated executive officers for 1998 (the "Named Executive Officers").

                                                                                     Long-Term
                                            Annual Compensation                    Compensation Awards
                                   ------------------------------------   ----------------------------------
                                                           Other Annual     Restricted        Shares Subject        All Other
  Name and Principal                Salary     Bonus       Compensation        Stock            to Options        Compensation
     Position             Year       ($)        ($)            ($)         Award(s) ($)            (#)               ($) (3)
----------------------    ----     -------    -------      ------------   --------------      --------------         -------
Michael R. Cooper*        1998     410,000   250,000 (1)           0                0                   0             85,594 (4)
Chairman and CEO          1997     390,000   162,500 (1)           0                0             235,417 (2)         91,000
                          1996     390,000   250,000 (1)           0                0              50,000            100,822

John F. Short             1998     290,000         0               0                0                   0             54,817 (5)
Vice Chairman             1997     260,000   116,000               0                0             138,542 (2)         42,939
and President             1996     259,135   140,000               0                0              30,000             40,636

Gregory C. Ellis          1998     216,600         0               0                0                   0              2,400 (6)
Chief Operating           1997     190,962   100,000               0                0              60,000              2,250
Officer                   1996     175,000    60,000               0                0                   0                  0

James T. Heisler          1998     167,000    20,000               0                0               5,000              1,257 (6)
Exec. Vice President      1997     155,577    15,000               0                0              11,667 (2)          1,279
                          1996     169,510         0               0                0                   0              1,260

James C. Fink**           1998     167,000         0               0                0              10,000                  0
Exec. Vice President      1997     155,000    45,000               0                0              11,667 (2)              0
                          1996     154,798         0               0                0                   0                  0

* Dr. Cooper resigned as Director, Chairman, and Chief Executive Officer of the Company effective February 12, 1999. See "Transaction with Management".

**   Dr. Fink resigned as an officer of the Company effective February 19, 1999.

(1) Consists of company payments on behalf of named executive under the Opinion Research Corporation Deferred Compensation Plan.

(2) Includes options issued in 1993 and 1994 that were canceled and reissued in December 1997. The reissued options retained all the original attributes except for expiration dates which are six years from the date of grant for options initially granted in 1993 and seven years for those options originally granted in 1994. All reissued options have an exercise price equal to or greater than the market value of the stock on the date of grant. The number of reissued options for each named executive were: Dr. Cooper - 145,417; Mr. Short - 78,542; Dr. Fink - 8,167 and Dr. Heisler -8,167.

(3) During 1995, the Company entered into certain agreements with trusts established for the benefit of the children of Dr. Cooper and Mr. Short. Under these agreements, the Company pays certain premiums on life insurance policies on the officers, to which the trusts are the beneficiaries. The Company is entitled to the repayment of the premiums paid on these insurance policies upon maturity. The premiums paid on behalf of Dr. Cooper and Mr. Short by the Company were $74,940 and $48,104 in 1998, $77,202 and $37,143 in 1997, and $82,311 and $37,142 in 1996, respectively.

(4) Consists of Company payments on behalf of the named executive of $4,352 to cover the premiums payable on supplemental disability and life insurance policies, $3,902 reimbursed medical expenses, and a $2,400 Company match under the Company's Defined Contribution Plan.

(5) Consist of Company payments on behalf of the named executive of $4,313 to cover the premiums payable on supplemental disability and life insurance policies and a $2,400 Company match under the Company's Defined Contribution Plan.

(6) Consists of a Company match under the Company's Defined Contribution Plan for each named executive.

Stock Option Grants During 1998

   The following table contains information concerning the grant of stock options under the Company's 1997 Stock Incentive Plan (the "Plan") to the Named Executive Officers. The Company does not have any plans pursuant to which stock appreciation rights ("SARs") may be granted.

                                                       Option Grants in 1998
                                                       ---------------------
                                                                                                     Potential Realizable Value at
                                                                                                       at Assumed Annual Rates of
                                                                                                       Stock Price Appreciation
                                            Individual Grants                                             for Option Terms (1)
                        --------------------------------------------------------                    --------------------------------
                                                 % of Total
                                                  Options
                                                 Granted To         Exercise or
                              Options            Employees          Base Price        Expiration
          Name              Granted (#)            1998               ($/Sh)*            Date             5%               10%
---------------------   -----------------    ----------------    ---------------   --------------   --------------    --------------
Michael R. Cooper**                     0                   0%                 0                0                0                 0

John F. Short                           0                   0%                 0                0                0                 0

Gregory C. Ellis                        0                   0%                 0                0                0                 0

James C. Fink***                 5,000 (2)                2.4%            $5.875          2/15/05          $11,959           $27,869

James T. Heisler                 5,000 (2)                2.4%            $5.875          2/15/05          $11,959           $27,869

* All options have an exercise price equal to or greater than the market price of the Common Stock on the date of grant.

** Dr. Cooper resigned as Director, Chairman and Chief Executive Officer of the Company effective February 12, 1999. See "Transaction with Management".

***  Dr. Fink resigned as an officer of the Company effective February 19, 1999.

(1) Illustrates value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming specified compounded rates of appreciation on the Common Stock over the term of the options. Assumed rates of appreciation are not necessarily indicative of future stock performance.

(2) These Options become exercisable according to the following schedule: one-third on each of the next three anniversaries of the grant date.

Stock Option Exercises and Holdings During 1998

  The following table sets forth information related to options exercised during 1998 by the Named Executive Officers and the number and value of options held at December 31, 1998, by such individuals. The Company does not have any plan pursuant to which SARs may be granted.

                      AGGREGATED OPTION EXERCISES IN 1998
                     and Option Values at December 31, 1998
                     --------------------------------------

                                                               Number of                         Value of
                           Shares          Value        Unexercised Options at            Unexercised Options at
                         Acquired On     Realized        December 31, 1998 (#)             December 31, 1998 ($)
Name                    Exercise (#)        ($)       Exercisable   Unexercisable       Exercisable   Unexercisable
---------------------  ---------------  -----------  -------------  --------------     -------------  --------------
Michael R. Cooper*            0               0          264,583          76,667            53,125          37,500
John F. Short                 0               0          161,375          40,000            32,500          25,000
Gregory C. Ellis              0               0           40,000          40,000            12,083          24,167
James C. Fink**               0               0           10,167          12,333               584           1,167
James T. Heisler              0               0           11,833           5,667               584           1,167

* Dr. Cooper resigned as Director, Chairman, and Chief Executive Officer of the Company effective February 12, 1999. See "Transaction with Management".

**   Dr. Fink resigned as an officer of the Company effective February 19, 1999.

Compensation of Directors

     Each director who is not an employee of the Company (an "outside director"), and who has served as a member of the Board of Directors for three or more years (a "Senior Director"), is entitled to receive $20,000 per annum. All other outside directors are entitled to receive $15,000 per annum. In addition, each outside director is paid $5,000 for chairing a Committee, $1,500 for each Board meeting attended, and $1,250 for each Committee meeting attended. All directors are also entitled to be reimbursed for incidental travel expenses incurred in attending Board and Committee meetings.

     Pursuant to the Plan, each outside director is automatically granted options to acquire the "formula number" of shares of Common Stock. The exercise price for these options is equal to the fair market value of the underlying shares on the date of grant. The options are non-qualified stock options. The outside directors' options become exercisable on the first anniversary of the date of grant provided the outside director is a member of the Board of Directors on that date. The "formula number" for 1998 was 15,000 shares for Senior Directors and 5,000 shares for all other outside directors.

EMPLOYMENT AGREEMENTS

     Mr. Short has an employment agreement with the Company providing for an annual salary of $260,000 subject to increase with respect to each fiscal year during the term of the agreement, to be determined by the Compensation Committee of the Board of Directors. Mr. Short's annual salary is currently $290,000. In addition, Mr. Short is eligible to receive additional incentive compensation as determined by the Compensation Committee of the Board of Directors. The agreements provide that in the event Mr. Short's employment is terminated by the Company without cause or Mr. Short terminates the employment for cause (as defined therein), in addition to his compensation through the date of such termination, he is to receive an immediate cash payment equal to three times his annual base compensation.

     Effective February 12, 1999, Dr. Cooper resigned from his positions as Director, Chairman, and Chief Executive Officer of the Company. See "Transaction with Management". Prior to such time, Dr. Cooper had an employment agreement with the Company providing for an annual salary of $390,000, subject to increase with respect to each fiscal year during the term of the agreement, to be determined by the Compensation Committee of the Board of Directors. Dr. Cooper's annual salary at the time of his resignation was $410,000. In addition, Dr. Cooper was eligible to receive additional incentive compensation as determined by the Compensation Committee of the Board of Directors. The agreement provides that in the event Dr. Cooper's employment was terminated by the Company without cause or that he terminated his employment for cause (as defined therein), in addition to his compensation through the date of such termination, Dr. Cooper would receive an immediate cash payment equal to five times his annual base compensation.

     Mr. Cox has an employment agreement with the Company providing for an annual salary of $200,000 subject to increase with respect to each fiscal year during the term of the agreement (but not before December 31, 1999) to be determined by the Compensation Committee of the Board of the Directors. Mr. Cox's annual salary is currently $200,000. In addition, Mr. Cox is eligible to receive an additional incentive compensation in accordance with short-term and/or long-term incentive compensation programs established by the Company from time to time.

The agreement provides that in the event Mr. Cox's employment is terminated by the Company without cause or Mr. Cox terminates his employment for cause (as defined therein), he is to receive his Base Compensation (as defined in the Agreement) and, if permitted by the applicable Company plans, medical and life insurance benefits, until 11 months after the effective date of such termination.

Compensation Committee Interlocks and Insider Participation

     None of the members of the Compensation Committee or the Stock Option Committee (Principal Officers) are executive officers of the Company.

     None of the executive officers of the Company serve on the Board of Directors of another entity.

     Over several years, the Company made loans to each of the named executives bearing an interest rate of 9.5%. Including accrued interest, the aggregate amount of indebtedness outstanding for each of the named executives in 1998 was:
Dr. Cooper - $562,816; Mr. Short - $172,394; and Dr. Heisler - $82,382.

     The Faculty Group, Inc., of which Professor Greyser is a principal, received $47,500 in consulting fees and $5,378 in expense reimbursements during 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Principal Stockholders

     The following table contains certain information regarding the holdings of each stockholder who was known to the Company to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of more than 5% of any voting class of the Common Stock at the close of business on March 31, 1999. Each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name and Address                       Amount        Percent
of Beneficial Owner              Beneficially Owned  of Class
-------------------------------  ------------------  --------
Michael R. Cooper (1)(2)(3)             782,709        17.36
23 Orchard Road
Skillman, NJ  08558

John F. Short (2)(3)(4)                 530,236        12.04
23 Orchard Road
Skillman, NJ  08558

Goldman Sachs Equity (5)                495,800        11.68
Portfolios, Inc. on Behalf of
GS Small Cap Equity Fund
32 Old Slip, 34th Floor
New York, NY  10005

Cumberland Associates (5)               491,000        11.57
1114 Avenue of the Americas
New York, New York 10036

Gruber & McBaine (5)                    389,400         9.18
Capital Management
50 Osgood Place
San Francisco, CA  94133

Larry French (6)                        225,000         5.30
631-B Coopermine Road
Princeton, NJ 08540
Tom Gombar
4 Mercer Street
Hopewell, NJ 08525

______________________________

(1) Includes 110,000 shares held in trusts established by Dr. Cooper for the benefit of his children, with Dr. Cooper's wife as one of the co-trustees. The trustees have entered into a voting trust agreement with Dr. Cooper pursuant to which Dr. Cooper serves as the voting trustee for the shares held by such trusts.

(2) Includes 264,599 and 161,375 shares subject to exercisable options beneficially owned by Dr. Cooper and Mr. Short, respectively.

(3) Does not include 225,000 and 25,530 shares held in trusts for the benefit of the children of Dr. Cooper and Mr. Short, respectively.

(4) Includes 209,625 shares held by Mr. Short as co-trustee of the Company's Retirement Plan, over which Mr. Short has sole voting power.

(5) Based solely on information provided to the Company by the beneficial owners.

(6) Messrs. French and Gombar are trustees of trusts holding an aggregate of 225,000 shares for the benefit of the children of Dr. Cooper.

Security Ownership of Management

     The following table sets forth certain information regarding the Common Stock beneficially owned by each director of the Company, by the Named Executive Officers, and by all directors and executive officers of the Company as a group, at the close of business on March 31, 1999. Each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of                                     Amount        Percent
Beneficial Owner                      Beneficially Owned  of Class
-------------------------------       ------------------  --------
Michael R. Cooper** (1)(2)(3)                782,709         17.36

John F. Short (2)(3)(4)                      530,236         12.04

James C. Fink*** (2)                         149,266          3.51

Gregory C. Ellis (2)                         120,000          2.80

James T. Heisler (2)                         105,190          2.47

Stephen A. Greyser (2)                        81,250          1.88

Lenard B. Tessler (2)                         24,900          *

Derek B. Smith (2)                            17,000          *


Name of                                     Amount        Percent
Beneficial Owner                      Beneficially Owned  of Class
-------------------------------       ------------------  --------
All Directors and executive
officers as a group (10 persons) (5)(6)     1,938,551        38.59
-------------------

*   Denotes less than one percent of applicable class.

** Dr. Cooper resigned as Director, Chairman and Chief Executive Officer of the Company effective February 12, 1999. See "Transaction with Management".

*** Dr. Fink resigned as an officer of the Company effective February 19, 1999.

(1) Includes 110,000 shares held in trusts established by Dr. Cooper for the benefit of his children, with Dr. Cooper's wife as one of the co-trustees. The trustees have entered into a voting trust agreement with Dr. Cooper pursuant to which Dr. Cooper serves as the voting trustee for the shares held by such trusts.

(2) Includes options exercisable as of March 31, 1999 for each of the named executives and directors: Dr. Cooper - 264,599; Mr. Short - 161,375; Dr. Fink - 13,500; Dr. Heisler - 11,833; Professor Greyser - 68,750; Mr. Ellis
    - 40,000; Mr. Tessler - 10,000; Dr. Smith - 10,000.

(3) Does not include 225,000 and 25,530 shares held in trusts for the benefit of the children of Dr. Cooper and Mr. Short, respectively.

(4) Includes 209,625 shares held by Mr. Short as co-trustee of the Company's Retirement Plan, over which Mr. Short has sole voting power.

(5) The 142,000 shares beneficially owned by the executive officers of the Company and held pursuant to the Company's Retirement Plan are included only once in the total.

(6) Includes options to purchase a total of 200,000 shares exercisable as of March 31, 1999. Such options are owned by an officer of the Company, which options were issued in connection with the purchase of Pro Tel Marketing, Inc. on January 1, 1998.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Transaction with Management

     On February 12, 1999, the Company reached an Agreement and General Release (the "Agreement") with Dr. Cooper, pursuant to which Dr, Cooper resigned as Director, Chairman, and Chief Executive Officer of the Company and agreed to a buy-out by the Company of his employment contract. The Agreement provides, among other things, that the Company make a lump sum cash payment of $1,800,000 to Dr. Cooper, and reimburse him, up to a maximum of $50,000, for his reasonable costs and legal fees incurred in connection with negotiating and executing this Agreement. In addition, certain exercisable stock options of Dr. Cooper, allowing him to purchase a total of 145,416 shares of the Common Stock, were amended to eliminate a 90-day post-termination provision and to provide for an expiration date of December 31, 1999. Dr. Cooper's remaining 119,183 exercisable stock options were also amended to provide for an expiration date of December 31, 2000. The original expiration dates of Dr. Cooper's stock options ranged from January 3, 2002 to December 1, 2004.

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

   +4.2   Amendment to Rights Agreement dated August 8, 1998.

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

   *10.3 Employment Agreement between the Registrant and John F. Short. Incorporated by reference to Exhibit 10.2 to the 1996 10-K.

   *+10.4 Amendment to Employment Agreement between the Registrant and John F.
          Short dated February 12, 1998.

   *+10.5 Employment Agreement between the Registrant and Douglas L. Cox dated
          October 26, 1998.

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

   +10.17 Lease dated December 13, 1998 between Life Assurance Holding
          Corporation Limited and ORC International Limited (UK Facility).

    10.18 Asset Purchase Agreement between registrant and Pro Tel Marketing, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 1998.

   +10.19 Loan and Security Agreement, dated July 20, 1998, among Chase
          Manhattan Bank, the Bank of New York, and First Union National Bank and Opinion Research Corporation, ORC Inc., and ORC ProTel, Inc.

     +21  Subsidiaries of the Registrant.

     +23  Consent of Ernst & Young LLP dated March 19, 1999.

     +27  Financial Data Schedule (EDGAR only).


----------------------------------------------------------------------------
* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this report.
+  Previously filed.

                                 SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                OPINION RESEARCH CORPORATION

                                            By:    /s/ John F. Short
                                                -------------------------------
                                                   John F. Short, Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 28, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ John F. Short                                     Principal Executive Officer and Director
----------------------------------
John F. Short


/s/ Douglas L. Cox                                    Principal Financial and Accounting Officer
----------------------------------
Douglas L. Cox


/s/ James C. Fink                                     Director
----------------------------------
James C. Fink


/s/ James T. Heisler                                  Director
----------------------------------
James T. Heisler


/s/ Stephen A. Greyser                                Director
----------------------------------
Stephen A. Greyser


/s/ Derek B. Smith                                    Director
----------------------------------
Derek B. Smith


/s/ Lenard B. Tessler                                 Director
----------------------------------
Lenard B. Tessler


/s/ Gregory C. Ellis                                  Director
----------------------------------
Gregory C. Ellis

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