Form 10-Q
period 1999-03-31
OPINION RESEARCH CORP
filed 1999-05-11
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Period from :  ____________  to  ____________

                         Commission file number 0-22554
                                                -------

                          OPINION RESEARCH CORPORATION

             (Exact name of registrant as specified in its charter)


             Delaware                                   22-3118960
------------------------------------          --------------------------
      (State of incorporation)                        (I.R.S. Employer
                                                     Identification No.)

         23 Orchard Road
          Skillman, NJ                                    08558
-------------------------------------         ---------------------------
(Address of principle executive offices)                (Zip Code)

                                  908-281-5100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file such reports):   Yes      X         No            and; (2) has
                                      ----------        ----------
been subject to such filing requirements for the past 90 days:
Yes       X               No
     --------------          -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 4,243,889 shares as of March 31, 1999

                                     INDEX

                 Opinion Research Corporation and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

           Consolidated balance sheets - March 31, 1999 and December 31, 1998

           Condensed consolidated statements of income - Three months ended March 31, 1999 and 1998

           Condensed consolidated statements of cash flows - Three months ended March 31, 1999 and 1998

           Notes to condensed consolidated financial statements - March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                      March 31,            December 31,
                                                                                        1999                   1998
                                                                                  ------------------     -----------------
                                     Assets
Current Assets:
    Cash and cash equivalents                                                   $               181    $            1,058
    Accounts receivable:
       Billed                                                                                 9,018                 9,457
       Unbilled services                                                                      5,381                 3,383
                                                                                  ------------------     -----------------
                                                                                             14,399                12,840
       Less: allowance for doubtful accounts                                                    165                   209
                                                                                  ------------------     -----------------
                                                                                             14,234                12,631
    Prepaid and other current assets                                                          3,995                 4,244
                                                                                  ------------------     -----------------
Total current assets                                                                         18,410                17,933

Property and equipment, net                                                                   5,858                 5,421
Intangibles, net                                                                              1,983                 2,134
Goodwill, net                                                                                23,199                23,659
Other assets                                                                                  1,007                 1,463
                                                                                  ------------------     -----------------
                                                                                $            50,457    $           50,610
                                                                                  ==================     =================

                      Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                                            $             1,556    $            1,688
    Accrued expenses                                                                          2,979                 4,695
    Deferred revenues                                                                         2,909                 2,683
    Acquisition payable                                                                           -                 3,000
    Short term borrowings                                                                     3,170                 2,623
                                                                                  ------------------     -----------------
Total current liabilities                                                                    10,614                14,689

Long term debt                                                                               19,575                15,600
Deferred income taxes                                                                           420                   404
Other liabilities                                                                             2,849                 3,226

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none issued or outstanding                                                                 -                     -
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,281,747 shares issued and 4,243,889 outstanding in 1999
       and 1998                                                                                  42                    42
    Additional paid-in capital                                                               14,216                14,216
    Retained earnings                                                                         3,059                 2,507
    Treasury stock, at cost, 37,858 shares in 1999 and 1998                                    (186)                 (186)
    Accumulated other comprehensive income (loss):
        Foreign currency translation adjustment                                                (132)                  112
                                                                                  ------------------     -----------------
Total stockholders' equity                                                                   16,999                16,691
                                                                                  ------------------     -----------------
                                                                                $            50,457    $           50,610
                                                                                  ==================     =================
--------------------------------------------------------------------------------------------------------------------------

                      See notes to financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                      March 31,
                                                                         -------------------------------------
                                                                             1999                   1998
                                                                         --------------        ---------------
Revenues                                                               $        17,342       $         18,476
Cost of revenues                                                                10,098                 11,533
                                                                         --------------        ---------------
     Gross profit                                                                7,244                  6,943
Selling, general and administrative expenses                                     4,791                  4,892
Depreciation and amortization                                                    1,015                    918
                                                                         --------------        ---------------
     Operating income                                                            1,438                  1,133
Interest expense, net                                                              424                    361
                                                                         --------------        ---------------
     Income before provision for income taxes                                    1,014                    772
Provision for income taxes                                                         462                    347
                                                                         --------------        ---------------
Net income                                                             $           552       $            425
                                                                         ==============        ===============

Net income per common share:
  Basic                                                                $          0.13       $           0.10
                                                                         ==============        ===============
  Diluted                                                              $          0.13       $           0.10
                                                                         ==============        ===============

Weighted average common shares outstanding:
  Basic                                                                      4,243,889              4,193,889
  Diluted                                                                    4,320,147              4,269,508
--------------------------------------------------------------------------------------------------------------

                      See notes to financial statements.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                      -----------------------------------
                                                                                          1999                 1998
                                                                                      --------------       --------------
Net cash provided by (used in) operating activities (1)                             $        (1,378)     $           922

Cash flows from investing activities:
  Payments for acquisitions                                                                  (3,000)             (11,434)
  Proceeds from disposal of assets                                                              106                  122
  Capital expenditures                                                                       (1,109)                (518)
                                                                                      --------------       --------------
     Net cash used in investing activities                                                   (4,003)             (11,830)
                                                                                      --------------       --------------

Cash flows from financing activities:
  Borrowings under line-of-credit agreements                                                  8,557               22,973
  Repayments under line-of-credit agreements                                                 (3,400)             (18,971)
  Issuance of notes payable                                                                       -                7,593
  Repayments of notes payable                                                                  (625)                (386)
  Repayments under capital lease arrangements                                                   (28)                 (38)
                                                                                      --------------       --------------
     Net cash provided by financing activities                                                4,504               11,171
                                                                                      --------------       --------------

Increase (decrease) in cash and cash equivalents                                               (877)                 263
Cash and cash equivalents at beginning of period                                              1,058                  160
                                                                                      --------------       --------------
Cash and cash equivalents at end of period                                          $           181      $           423
                                                                                      ==============       ==============

-------------------------------------------------------------------------------------------------------------------------

     (1)Includes payments of $1,948 made in the first quarter of 1999 related to the unusual charge of $2,470 recorded in the fourth quarter of 1998 in relation to a separation agreement with the Company's former Chairman and CEO and the buy-out of his pre-existing employment contract.

                      See notes to financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999
                                  (Unaudited)
                     (in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1998, as amended.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months
                                                                       Ended March 31,
                                                               -----------------------------
                                                                    1999            1998
                                                               ------------    -------------
Numerator:
 Net income                                                    $        552    $         425
                                                               ------------    -------------
 Numerator for basic and diluted earnings per share            $        552    $         425
                                                               ============    =============

Denominator:
 Denominator for basic earnings per share
   Weighted-average shares                                            4,244            4,194
 Effect of dilutive stock options                                        76               76
                                                               ------------    -------------
 Denominator for diluted earnings per share
   Adjusted weighted-average shares                                   4,320            4,270
                                                               ============    =============

Basic and diluted earnings per share                           $       0.13    $        0.10
                                                               ============    =============

NOTE C - CREDIT FACILITY

During July 1998, the Company entered into an agreement with a three bank syndicate for an increased credit facility of $32,000. The credit facility provided $12,500 of term notes and up to $19,500 of revolving credit. All debts outstanding as of June 30, 1998 were repaid with proceeds from the new facility. This new facility is for a three-year term and is secured by substantially all of the assets of the Company. Availability of funds under the new facility is based on a multiple of trailing EBITDA. As of March 31, 1999, the Company had $3,649 of additional available credit.


NOTE D - COMPREHENSIVE INCOME

The Company's comprehensive income for the quarters ended March 31, 1999 and 1998, are set forth in the following table:

                                                                      1999             1998
                                                                 ------------     ------------
Net income                                                       $        552     $        425
Other comprehensive income (loss):
     Foreign currency translation adjustment                             (244)             289
                                                                 ------------     ------------
Comprehensive income                                             $        308     $        714
                                                                 ============     ============

NOTE E  SEGMENTS

The Company's operations by business segments for the three months ended March 31, 1999 and 1998 is as follows:

                                     U.S. Market      U.K. Market                      Total
                                       Research        Research      Teleservices    Segments     Other  Consolidated
---------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 1999:
----------------------------------
Revenues from external customers           $ 9,361           $3,374        $3,811        $16,546   $796       $17,342
Operating income                               788               42           581          1,411     27         1,438
Interest expense                                                                                                  424
Income before income taxes                                                                                    $ 1,014

Three months ended March 31, 1998:
----------------------------------

Revenues from external customers           $10,112           $3,541        $3,824        $17,477   $999       $18,476
Operating income                               802               89           224          1,115     18         1,133
Interest expense                                                                                                  361
Income before income taxes                                                                                    $   772

---------------------------------------------------------------------------------------------------------------------

NOTE F  SUBSEQUENT EVENT

On April 30, 1999, the Company signed a definitive agreement to acquire Macro International, Inc. Closing is expected in the second quarter of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(dollars in thousands)

Results of Operations - First Quarter 1999 as Compared to First Quarter 1998

Revenues for the first quarter of 1999 decreased $1,134, or 6%, from $18,476 in the first quarter of 1998 to $17,342 in the first quarter of 1999. Included in revenues are certain costs, which are passed through to clients. The nature of client assignments in the first quarter of 1999 resulted in a lower level of such costs than in the first quarter of 1998. These pass-through costs were $1,834 in the first quarter of 1999 and $3,657 in the first quarter of 1998.

Gross profit for the three months ended March 31, 1999 was $7,244, an increase of $301, or 4%, over the same period in 1998. The gross profit increase is consistent with the revenue increase net of pass-through costs.

Selling, general and administrative expenses decreased to $4,791 from $4,892 for the three months ended March 31, 1999 relative to the same period in 1998. This reflects cost reduction initiatives throughout the Company and a net cost reduction in the Teleservices business segment ("Teleservices") resulting from the opening of a new call center in 1999 and the closure of a call center in 1998.

Depreciation and amortization expense increased to $1,015 from $918 for the three months ended March 31, 1999, relative to the same period in 1998. $54 of the increase is due to additional goodwill amortization on a $3,000 acquisition payment in Teleservices; the remainder is principally due to the depreciation of new capital investments made in 1998 and the first quarter of 1999.

Interest expense increased to $424 from $361 for the three months ended March 31, 1999 relative to the same period in 1998, primarily due to the increased borrowing to fund the Teleservices acquisition in January 1998 and subsequent earn-out payments in the first quarter of 1999.

As a result of all of the above, net income for the Company increased from $425 to $552 for the three months ended March 31, 1998 and 1999, respectively.

Liquidity and Capital Resources

Net cash used by operations for the first three months of 1999 was $1,378. Included in the current period were payments of $1,948 related to the unusual charge of $2,470 recorded in the fourth quarter of 1998 in relation to a separation agreement with the Company's former Chairman and CEO and the buy-out of his pre-existing employment contract.

Investing and financing activities for the first three months of 1999 included capital expenditures of $1,109 and payments of $3,000 to the principals of an acquired Teleservices business based on 1998 operating performance. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

During July 1998, the Company entered into an agreement with a three bank syndicate for an increased credit facility of $32,000. The credit facility provided $12,500 of term notes and up to $19,500 of revolving credit. All debts outstanding as of June 30, 1998 were repaid with proceeds from the new facility. This new facility is for a three-year term and is secured by substantially all of the assets of the Company. Availability of funds under the new facility is based on a multiple of trailing EBITDA. As of March 31, 1999, the Company had $3,649 of additional available credit.

On April 30, 1999, the Company signed a definitive agreement to acquire Macro International, Inc. Closing is expected in the second quarter of 1999.

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

The Company intends to complete the testing of Year 2000 compliance of its critical systems by the end of May 1999, and of the non-critical systems by July 31, 1999. Incremental out-of-pocket costs incurred through March 31, 1999 have not been significant. The Company estimates that no more than $250 will be needed to modify or replace its existing software and hardware in order to be Year 2000 compliant. All maintenance and modification costs are expensed as incurred, while the costs of new systems are being capitalized according to generally accepted accounting principles.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risk since December 31, 1998 that would have a material effect on the Company's risk exposure as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended.

PART II:  OTHER INFORMATION


Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        a)     Financial Data Schedule (EDGAR only).

        b)     Reports on Form 8-K
               Report filed February 16, 1999, covering Items 5, 6, and 7 of Form 8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Opinion Research Corporation
                                       ------------------------------------
                                                 (Registratant)

Date: May 10, 1999                            /s/Douglas L. Cox
      ------------                     ---------------------------------------
                                       Douglas L. Cox, Chief Financial Officer