Form 10-Q
period 1999-06-30
OPINION RESEARCH CORP
filed 1999-08-13
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from: ____________ to
____________

                         Commission file number 0-22554
                                                -------

                          OPINION RESEARCH CORPORATION
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                22-3118960
     ----------------------------              --------------------------
       (State of incorporation)                     (I.R.S. Employer
                                                   Identification No.)

           23 Orchard Road
            Skillman, NJ                                  08558
----------------------------------------       --------------------------
(Address of principle executive offices)                (Zip Code)

                                  908-281-5100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:
Yes     X               No ______
     -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $0.01 Par Value - 4,243,889 shares outstanding as of June 30, 1999

                                     INDEX

                 Opinion Research Corporation and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

            Condensed consolidated balance sheets - June 30, 1999 and December 31, 1998

            Condensed consolidated statements of income - Six months ended June 30, 1999 and 1998

            Condensed consolidated statements of cash flows - Six months ended June 30, 1999 and 1998

            Notes to condensed consolidated financial statements - June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (Unaudited)

                                                                  June 30,  December 31,
                                                                    1999        1998
                                                                 ----------  ----------
                                    Assets
Current Assets:
    Cash and cash equivalents                                    $   3,075   $   1,058
    Accounts receivable:
       Billed                                                       19,439       9,457
       Unbilled services                                            12,270       3,383
                                                                 ----------  ----------
                                                                    31,709      12,840
       Less: allowance for doubtful accounts                           249         209
                                                                 ----------  ----------
                                                                    31,460      12,631
    Prepaid and other current assets                                 3,937       4,244
                                                                 ----------  ----------
Total current assets                                                38,472      17,933

Property and equipment, net                                          8,367       5,421
Intangibles, net                                                     4,686       2,134
Goodwill, net                                                       35,638      23,659
Other assets                                                         4,400       1,463
                                                                 ----------  ----------
                                                                 $  91,563   $  50,610
                                                                 ==========  ==========

                         Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                             $   3,381   $   1,688
    Accrued expenses                                                10,494       4,695
    Deferred revenues                                                2,178       2,683
    Acquisition payable                                                  -       3,000
    Short term borrowings                                            1,043       2,623
                                                                 ----------  ----------
Total current liabilities                                           17,096      14,689

Long term debt                                                      50,703      15,600
Deferred income taxes                                                1,944         404
Other liabilities                                                    3,170       3,226

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none issued or outstanding                                        -           -
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,281,747 shares issued and 4,243,889 outstanding in 1999
       and 1998                                                         42          42
    Additional paid-in capital                                      15,399      14,216
    Retained earnings                                                3,564       2,507
    Treasury stock, at cost, 37,858 shares in 1999 and 1998           (186)       (186)
    Accumulated other comprehensive income (loss):
        Foreign currency translation adjustment                       (169)        112
                                                                 ----------  ----------
Total stockholders' equity                                          18,650      16,691
                                                                 ----------  ----------
                                                                 $  91,563   $  50,610
                                                                 ==========  ==========

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                       ------------  ------------      ------------  ------------
                                                           1999          1998              1999          1998
                                                       ------------  ------------      ------------  ------------
Revenues                                               $     28,866   $    18,164       $    46,208   $    36,640
Cost of revenues                                             18,595        10,705            28,693        22,238
                                                       ------------  ------------      ------------  ------------
     Gross profit                                            10,271         7,459            17,515        14,402

Selling, general and administrative expenses                  6,750         4,845            11,541         9,737
Depreciation and amortization                                 1,454         1,284             2,469         2,202
                                                       ------------  ------------      ------------  ------------
     Operating income                                         2,067         1,330             3,505         2,463

Interest expense, net                                           878           428             1,302           789
                                                       ------------  ------------      ------------  ------------
     Income before provision for income taxes and
         extraordinary loss                                   1,189           902             2,203         1,674

Provision for income taxes                                      594           440             1,056           787
                                                       ------------  ------------      ------------  ------------
Income before extraordinary loss                                595           462             1,147           887

Extraordinary loss on debt refinancings,
     net of tax benefit of $60 in 1999 and $133 in 1998         (90)         (150)              (90)         (150)
                                                       ------------  ------------      ------------  ------------
Net income                                             $        505  $        312      $      1,057  $        737
                                                       ============  ============      ============  ============

Income before extraordinary loss per common share:
  Basic                                                $       0.14  $       0.11      $       0.27  $       0.21
                                                       ============  ============      ============  ============
  Diluted                                              $       0.14  $       0.10      $       0.27  $       0.20
                                                       ============  ============      ============  ============

Extraordinary loss on debt refinancings
 per common share:
  Basic                                                $      (0.02) $      (0.04)     $      (0.02) $      (0.03)
                                                       ============  ============      ============  ============
  Diluted                                              $      (0.02) $      (0.03)     $      (0.02) $      (0.03)
                                                       ============  ============      ============  ============

Net income per common share:
  Basic                                                $       0.12  $       0.07     $       0.25  $       0.18
                                                       ============  ============     ============  ============
  Diluted                                              $       0.12  $       0.07     $       0.25  $       0.17
                                                       ============  ============     ============  ============

Weighted average common shares outstanding:
  Basic                                                   4,243,889     4,193,889        4,243,889     4,193,889
  Diluted                                                 4,288,099     4,458,843        4,304,123     4,364,409

-------------------------------------------------------------------  ------------------------------  ------------


                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                           -------------------------------
                                                               1999                1998
                                                           ----------          -----------
Net cash provided by operating activities                  $     556           $     399
Cash flows from investing activities:
  Payments for acquisitions                                  (26,383)            (12,122)
  Proceeds from disposal of assets                               106                 123
  Capital expenditures                                        (1,489)             (1,117)
                                                           ----------          ----------
     Net cash used in investing activities                   (27,766)            (13,116)
                                                           ----------          ----------
Cash flows from financing activities:
  Borrowings under line-of-credit agreements                  17,038              29,760
  Repayments under line-of-credit agreements                 (21,621)            (23,446)
  Issuance of notes payable                                   43,970               7,595
  Repayments of notes payable                                (11,287)               (710)
  Issuance of warrants                                         1,183                   -
  Repayments under capital lease arrangements                    (56)                (96)
                                                           ----------          ----------
     Net cash provided by financing activities                29,227              13,103
                                                           ----------          ----------

Increase in cash and cash equivalents                          2,017                 386
Cash and cash equivalents at beginning of period               1,058                 160
                                                          -----------          ----------
Cash and cash equivalents at end of period                $    3,075           $     546
                                                          ===========          ==========

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999
                                  (Unaudited)
                     (in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for income before extraordinary loss:



                                                           Three Months                    Six Months
                                                           Ended June 30,                 Ended June 30,
                                                   --------------------------    ---------------------------
                                                       1999           1998           1999           1998
                                                   -----------    -----------    -----------    ------------
Numerator:
 Income before extraordinary loss                         $595           $462         $1,147            $887
                                                   -----------    -----------    -----------    ------------
 Numerator for basic and diluted earnings
    per share                                             $595           $462         $1,147            $887
                                                   ===========    ===========    ===========    ============

Denominator:
     Denominator for basic earnings per share,
         Weighted-average shares                         4,244          4,194          4,244           4,194
         Effect of dilutive stock options                   44            265             60             170
                                                   -----------    -----------    -----------    ------------
     Denominator for diluted earnings per share
         Adjusted weighted-average shares                4,288          4,459          4,304           4,364
                                                   ===========    ===========    ===========    ============

Basic earnings per share                                 $0.14          $0.11          $0.27           $0.21
                                                   ===========    ===========    ===========    ============
Diluted earnings per share                               $0.14          $0.10          $0.27           $0.20
                                                   ===========    ===========    ===========    ============

NOTE C - ACQUISITION

The Company acquired all of the outstanding shares of stock of Macro International Inc. ("Macro") pursuant to a Stock Purchase Agreement dated April 30, 1999. The purchase price was comprised of a $22,300 cash payment and approximately $1,010 of additional costs related to the acquisition. The fair value of the net assets acquired was $8,742. Identifiable intangible assets valued at $2,960 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets acquired and identifiable intangible assets of $11,608 has been recorded as goodwill and is being amortized using the straight-line method over a period of twenty years.

In addition, over the next two years, the sellers may earn up to an additional $8,700 of cash payments, contingent upon Macro achieving certain future targets for revenues and earnings before interest, income taxes, depreciation and amortization. The pro forma amounts presented below do not give effect to any such contingent payments.

The unaudited pro forma results of operations for the six months ended June 30, 1999 and 1998, which assumes the consummation of the Macro purchase as of the beginning of the respective periods are as follows:

                                                                    Pro Forma Six Months
                                                                       Ended June 30,
                                                                  1999                1998
                                                            ---------------     --------------

Revenues                                                            $68,301            $67,201
Income before extraordinary loss                                        418                557

Income before extraordinary loss per share:
     Basic                                                            $0.10              $0.13
     Diluted                                                          $0.10              $0.12

The pro forma income before extraordinary loss includes adjustments for amortization of goodwill and intangible assets, interest expense, and the related income tax effects of such adjustments.

NOTE D - CREDIT FACILITIES

During July 1998, the Company entered into an agreement with a three bank syndicate for a credit facility of $32,000. The credit facility provided $12,500 of term notes and up to $19,500 of revolving credit. The agreement was for a three-year term and was secured by substantially all of the assets of the Company.

In May 1999, in connection with the acquisition of Macro, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (7.75% at June 30, 1999) plus 125 basis points or LIBOR (3-month LIBOR was 5.22% at June 30, 1999) plus 275 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments commencing September 30, 1999. As of June 30, 1999, the Company had approximately $9,735 of additional credit available under the Senior Facility.

In May 1999, the Company also issued $15,000 of subordinated debentures to a financial institution. In exchange for consideration received in connection with this debt, the Company also issued warrants to purchase a maximum of 437,029 shares of the Company's common stock at an exercise price of $5.422 per share. The warrants are exercisable from the date of issuance and expire in 2007. The subordinated financing has an eight-year term and a coupon rate of 12%.

All debt outstanding as of May 26, 1999 was repaid with proceeds from the above borrowings. In conjunction with its new credit facilities, the Company recorded an after-tax, non-cash charge of $90 for the write-off of unamortized loan fees. This charge is shown as an extraordinary loss from debt refinancing in the second quarter of 1999.

NOTE E - COMPREHENSIVE INCOME

The Company's comprehensive income for the three months and the six months ended June 30, 1999 and 1998, are set forth in the following table:

                                                              Three Months                        Six Months
                                                              Ended June 30,                    Ended June 30,
                                                          1999             1998              1999           1998
                                                     ------------     ------------      -----------     -----------
Net income                                                   $505             $312           $1,057            $737
Other comprehensive income (loss):
     Foreign currency translation adjustment                  (37)            (195)            (281)             94
                                                     ------------     ------------      -----------     -----------
Comprehensive income                                         $468             $117             $776            $831
                                                     ============     ============      ===========     ===========

NOTE F - SEGMENTS

The Company's operations by business segments for the three months and the six months ended June 30, 1999 and 1998 are as follows:


                                U.S. Market      U.K. Market                      Macro          Total
                                  Research        Research      Teleservices  International    Segments      Other   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 1999:
---------------------------------

Revenues from external
   customers                           $9,184           $3,610        $4,499        $10,573        $27,866  $1,000        $28,866
Operating income                          913               56           497            481          1,947     120          2,067
Interest expense, net                                                                                                         878
Income before income taxes
 and extraordinary loss                                                                                                   $ 1,189

Three months ended June 30, 1998:
-----------------------------

Revenues from external
   customers                           $9,696           $3,547        $3,934              -        $17,177    $987        $18,164
Operating income                        1,233              121            34              -          1,388     (58)         1,330
Interest expense, net                                                                                                         428
Income before income taxes
 and extraordinary loss                                                                                                   $   902

Six months ended June 30, 1999:
-----------------------------

Revenues from external
   customers                          $18,545           $6,984        $8,310        $10,573        $44,412  $1,796        $46,208
Operating income                        1,775               98         1,078            481          3,432      73          3,505
Interest expense, net                                                                                                       1,302
Income before income taxes
 and extraordinary loss                                                                                                   $ 2,203

Six months ended June 30, 1998:
-----------------------------

Revenues from external
   customers                          $19,808           $7,088        $7,758              -        $34,654  $1,986        $36,640
Operating income                        2,035              210           258              -          2,503     (40)         2,463
Interest expense, net                                                                                                         789
Income before income taxes
 and extraordinary loss                                                                                                   $ 1,674

---------------------------------------------------------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(in thousands)

Results of Operations - Second Quarter 1999 as Compared to Second Quarter 1998

Revenues for the second quarter of 1999 increased $10,702, or 59%, from $18,164 in the second quarter of 1998 to $28,866 in the second quarter of 1999. The acquisition of Macro International Inc. (the "Acquisition") in the second quarter of 1999 accounted for substantially all the increase in revenues for the three months ended June 30, 1999 relative to the same period in 1998. Non-acquisition revenues were flat for the second quarter of 1999 as compared to the second quarter of 1998.

Gross profit for the three months ended June 30, 1999 was $10,271, an increase of $2,812, or 38%, over the same period in 1998. The Acquisition contributed $2,915 of gross profit. The gross profit as a percent of revenues for the Acquisition was 28% for the second quarter of 1999. Due to the impact of the Acquisition, gross profit as a percent of revenues decreased to 36% for the second quarter of 1999 compared to 41% in 1998. Non-acquisition gross profit decreased from 41% to 40%.

Selling, general and administrative expenses ("SG&A") increased to $6,750 from $4,845 for the three months ended June 30, 1999 relative to the same period in 1998. The Acquisition accounted for $2,024, or 106%, of the increase while non-acquisition SG&A experienced a slight decrease of $119, or 2%. Inclusive of the Acquisition, combined SG&A as a percent of revenue has decreased to 23% for the three months ended June 30, 1999 from 27% for the comparable period in 1998.

The lower gross profit and lower SG&A percentages for the Acquisition are due to the nature of its business, as approximately 70% of Macro's business is conducted with government entities. Consequently, in accordance with the prescribed accounting procedures for government contractors, Macro's cost of revenues reflect certain costs attributable to its contract projects which the Company classifies as general and administrative expenses for its other operating segments. Therefore, the inclusion of Macro in the operating results of the Company has, and will continue to have, the effect of lowering, as a percentage of revenues, the consolidated gross profit and SG&A.

Depreciation and amortization expense increased to $1,454 from $1,284 for the three months ended June 30, 1999 relative to the same period in 1998. Non-acquisition depreciation and amortization decreased from $1,284 to $1,044, or 19%, from the second quarter of 1998 to the second quarter of 1999. This decrease was due to a write-down of goodwill of $324 in the second quarter of 1998 associated with a minor acquisition in 1997. Without this charge, depreciation and amortization would have increased by $84, or 9%. The Acquisition increased depreciation and amortization by $410. As a percent of revenues, inclusive of the goodwill write-down in the second quarter of 1998, the combined depreciation and amortization expense decreased from 7% to 5% for the three months ended June 30, 1998 and 1999, respectively.

Without the write-down, depreciation and amortization expense as a percentage of revenue would have been 5% of revenues for the second quarter of 1998.

The Company recorded extraordinary losses, net of tax benefits, of $90 and $150, for the second quarters of 1999 and 1998, respectively. These non-cash charges resulted from the write-off of unamortized loan origination fees in connection with debt refinancings during each period.

As a result of all of the above, net income for the Company increased from $312 to $505 for the three months ended June 30, 1998 and 1999, respectively.

Results of Operations - Six Months Year-to-Date 1999 as Compared to Six Months Year-to-Date 1998

Revenues for the first six months of 1999 increased $9,568, or 26%, as compared to the first six months of 1998. The Acquisition added $10,573 to the total revenues in 1999. Non-acquisition revenues decreased by $1,005, or 3%, for the first six months of 1999 compared to the same period in 1998.

Gross profit for the six months ended June 30, 1999 increased by $3,113, or 22%, from $14,402 to $17,515. As a percent of revenues, gross profit decreased from 39% in 1998 to 38% in 1999. The decrease in the gross profit percentage is attributable to the inclusion of the Acquisition for 1999, for which the gross profit percentage is 28%. Non-acquisition gross profit has increased by $198, or 1%, during 1999. As a percent of revenues, non-acquisition gross profit has increased from 39% in 1998 to 41% in 1999.

Selling, general and administrative expenses increased from $9,737 to $11,541 for the six months ended June 30, 1999, relative to the same period in 1998. As a percent of revenues, SG&A has decreased from 27% for the six months ended June 30, 1998 to 25% for the comparable period in 1999. Substantially all of the dollar increase in SG&A is due to the inclusion of the Acquisition.

The lower gross profit and lower SG&A percentages for the Acquisition are due to the nature of its business, as approximately 70% of Macro's business is conducted with government entities. Consequently, in accordance with the prescribed accounting procedures for government contractors, Macro's cost of revenues reflect certain costs attributable to its contract projects which the Company classifies as general and administrative expenses for its other operating segments. Therefore, the inclusion of Macro in the operating results of the Company has, and will continue to have, the effect of lowering, as a percentage of revenues, the consolidated gross profit and SG&A.

Depreciation and amortization expense increased from $2,202 to $2,469 for the six months ended June 30, 1999, relative to the same period in 1998. The increase in depreciation and amortization is attributable to the inclusion of the Acquisition for 1999, offset by a $324 write-down of goodwill in 1998 associated with a minor acquisition in 1997.

The Company recorded extraordinary losses, net of tax benefits, of $90 and $150, for the second quarters of 1999 and 1998, respectively. These non-cash charges resulted from the write-off of unamortized loan origination fees in connection with debt refinancings during each period.

As a result of all of the above, net income for the Company increased from $737 to $1,057 for the six months ended June 30, 1998 and 1999, respectively.

Liquidity and Capital Resources

Net cash provided by operations for the first six months of 1999 was $556.

Investing and financing activities for the first six months of 1999 included capital expenditures of $1,489 and payments of $26,383 for Macro and earn-out payments for previous acquisitions. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

In May 1999, in connection with the acquisition of Macro, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (7.75% at June 30, 1999) plus 125 basis points or LIBOR (3-month LIBOR was 5.22% at June 30, 1999) plus 275 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments commencing September 30, 1999. As of June 30, 1999, the Company had approximately $9,735 of additional credit available under the Senior Facility.

In May 1999, the Company also issued $15,000 of subordinated debentures to a financial institution. In exchange for consideration received in connection with this debt, the Company also issued warrants to purchase a maximum of 437,029 shares of the Company's common stock at an exercise price of $5.422 per share. The warrants are exercisable from the date of issuance and expire in 2007. The subordinated financing has an eight-year life and a coupon rate of 12%.

All debt outstanding as of May 26, 1999 was repaid with proceeds from the above borrowings. In conjunction with its new credit facilities, the Company recorded an after-tax, non-cash charge of $90 for the write-off of unamortized loan fees. This charge is shown as an extraordinary loss from debt refinancing in the second quarter of 1999.

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

The Company has completed the testing of Year 2000 compliance of its critical and non-critical systems. Systems that are not Year 2000 compliant have been identified and plans have been developed to correct the deficiencies. The Company expects to replace or upgrade its systems, where necessary, to be Year 2000 compliant by the end of September 1999. Incremental out-of-pocket costs incurred through June 30, 1999 have not been significant. The Company estimates that no more than $100 will be needed to modify or replace its existing software and hardware in order to be Year 2000 compliant. All maintenance and modification costs are expensed as incurred, while the costs of new systems are being capitalized according to generally accepted accounting principles.

Based upon its analysis to date, management believes that the Company will be able to continue operations in the year 2000 and beyond without a material adverse effect caused by the Year 2000 problems. The Company relies upon commercially available hardware and software which have been certified by the Company's suppliers as Year 2000 compliant. Therefore, the Company is reliant on the claims and statements provided by vendors, the majority of whom have a national presence and reputation. A worst case scenario resulting from one or more of the Company's systems being non-compliant might be an inability to service one or more of our clients until such problem was corrected. The Company believes that such Year 2000 difficulties experienced by the Company would be isolated in nature and will not have a material adverse effect on the Company's operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for its debt obligations.


                                           Interest Rate Sensitivity
                                     Principal Amount by Expected Maturity
                                             Average Interest Rate
                                                                                   There-            Fair Value
                                             1999    2000    2001    2002    2003   After    Total      6/30/99
---------------------------------------------------------------------------------------------------------------
LIABILITIES
Long-term debt including current portion:
 Variable rate debt                        $1,000  $2,000  $3,000  $4,500  $6,000  $21,135  $37,635     $37,635
 Average interest rate -
     LIBOR+2.75%

 Fixed rate debt - 12%                                                             $15,000  $15,000     $13,978

Other, average interest rate - 10.1%          $43     $90                                      $133        $133
---------------------------------------------------------------------------------------------------------------

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        a)   Exhibits

Exhibit No.

10.1 Credit Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

10.2 Security Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

10.3 Guaranty dated May 26, 1999 by ORC Teleservice Corp., ORC ProTel, Inc., Macro International Inc., and Quantum Research Corporation for the benefit of Heller Financial, Inc.

10.4 Subsidiary Security Agreement dated May 26, 1999 by ORC Teleservice Corp., ORC ProTel, Inc., Macro International Inc., Quantum Research Corporation and Heller Financial, Inc.

10.5 Investment Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Investment Corporation, and Allied Capital Corporation.

10.6 Subsidiary Guaranty dated May 26, 1999 by ORC Teleservice Corp., ORC ProTel, Inc., Macro International Inc., and Quantum Research Corporation for the benefit of Allied Capital Corporation and Allied Investment Corporation.

10.7 Subordinated Debenture for $9.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Capital Corporation.

10.8 Subordinated Debenture for $5.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Investment Corporation.

10.9 Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation.

10.10 Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999.

10.11 Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999.

10.12 Employment agreement dated January 1, 1999 between Opinion Research Corporation and John F. Short.

        b) Reports on Form 8-K

           One report filed on June 9, 1999, under Items 2 and 7 of Form 8-K, describing the acquisition of Macro International Inc. (see Note C). An amendment to this Form 8-K was filed on August 6, 1999, under Item 7 of Form 8-K, including audited 1999, 1998 and 1997 financial statements of Macro International Inc. and unaudited pro forma consolidated financial statements of the Registrant as of and for the three months ended March 31, 1999 and for the year ended December 31, 1998.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Opinion Research Corporation
                                       ----------------------------------------
                                                       (Registrant)


Date:  August 13, 1999                            /s/Douglas L. Cox
       ---------------               ------------------------------------------
                                                     Douglas L. Cox
                                               Executive Vice President &
                                                 Chief Financial Officer