Form 10-Q
period 1999-09-30
OPINION RESEARCH CORP
filed 1999-11-12
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from: ____________ to
____________

                         Commission file number 0-22554
                                                -------

                         OPINION RESEARCH CORPORATION
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                             22-3118960
------------------------                            --------------------------
(State of incorporation)                                  (I.R.S. Employer

    23 Orchard Road
     Skillman, NJ                                              08558
------------------------                            --------------------------
(Address of principle                                       (Zip Code)
executive offices)

                                  908-281-5100
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:
Yes       X               No _____________
     --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 4,243,889 shares outstanding as of September 30, 1999

                                     INDEX

                 Opinion Research Corporation and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

            Condensed consolidated balance sheets - September 30, 1999 and December 31, 1998

            Condensed consolidated statements of income - Three and nine months periods ended September 30, 1999 and 1998

            Condensed consolidated statements of cash flows - Nine months ended September 30, 1999 and 1998

            Notes to condensed consolidated financial statements - September 30, 1999

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (Unaudited)

                                                                 September 30, December 31,
                                                                   1,999         1,998
                                                                 ----------    ----------
                                        Assets
Current Assets:
    Cash and cash equivalents                                  $       306   $     1,058
    Accounts receivable:
       Billed                                                       19,495         9,457
       Unbilled services                                            13,773         3,383
                                                                 ----------    ----------
                                                                    33,268        12,840
       Less: allowance for doubtful accounts                           254           209
                                                                 ----------    ----------
                                                                    33,014        12,631
    Prepaid and other current assets                                 3,367         4,244
                                                                 ----------    ----------
Total current assets                                                36,687        17,933

Property and equipment, net                                          8,795         5,421
Intangibles, net                                                     4,491         2,134
Goodwill, net                                                       35,217        23,659
Other assets                                                         4,180         1,463
                                                                 ----------    ----------
                                                               $    89,370   $    50,610
                                                                  =========     =========

                        Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                           $     4,511   $     1,688
    Accrued expenses                                                 9,402         4,695
    Deferred revenues                                                2,010         2,683
    Acquisition payable                                                  -         3,000
    Short term borrowings                                            2,037         2,623
                                                                 ----------    ----------
Total current liabilities                                           17,960        14,689

Long term debt                                                      46,910        15,600
Deferred income taxes                                                1,846           404
Other liabilities                                                    3,215         3,226

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none issued or outstanding                                        -             -
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,281,747 shares issued and 4,243,889 outstanding in 1999
       and 1998                                                         42            42
    Additional paid-in capital                                      15,399        14,216
    Retained earnings                                                4,258         2,507
    Treasury stock, at cost, 37,858 shares in 1999 and 1998           (186)         (186)
    Accumulated other comprehensive income (loss):
        Foreign currency translation adjustment                        (74)          112
                                                                 ----------    ----------
Total stockholders' equity                                          19,439        16,691
                                                                 ----------    ----------
                                                               $    89,370   $    50,610
                                                                  =========     =========
-----------------------------------------------------------------------------------------


                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------


                                                            Three Months Ended               Nine Months Ended
                                                              September 30,                    September 30,
                                                       ---------------------------      --------------------------
                                                           1999           1998              1999          1998
                                                       ------------   ------------      ------------  ------------
Revenues                                             $      34,546  $      18,265     $      80,754 $      54,905
Cost of revenues                                            22,338         11,587            51,031        33,825
                                                       ------------   ------------      ------------  ------------
     Gross profit                                           12,208          6,678            29,723        21,080

Selling, general and administrative expenses                 8,095          4,543            19,636        14,280
Depreciation and amortization                                1,601            936             4,070         3,138
                                                       ------------   ------------      ------------  ------------
     Operating income                                        2,512          1,199             6,017         3,662

Interest expense, net                                        1,315            462             2,617         1,251
                                                       ------------   ------------      ------------  ------------
     Income before provision for income taxes and
         extraordinary loss                                  1,197            737             3,400         2,411

Provision for income taxes                                     503            337             1,559         1,124
                                                       ------------   ------------      ------------  ------------
Income before extraordinary loss                               694            400             1,841         1,287

Extraordinary loss on debt refinancings,
     net of tax benefit of $60 in 1999 and $133 in 1998          -              -               (90)         (150)
                                                       ------------   ------------      ------------  ------------
Net income                                           $         694  $         400     $       1,751 $       1,137
                                                        ===========    ===========       ===========   ===========

Income before extraordinary loss per common share:
  Basic                                              $        0.16  $        0.10     $        0.43 $        0.31
                                                        ===========    ===========       ===========   ===========
  Diluted                                            $        0.16  $        0.09     $        0.43 $        0.29
                                                        ===========    ===========       ===========   ===========

Extraordinary loss on debt refinancings
 per common share:
  Basic                                              $           -  $           -      $      (0.02)$       (0.04)
                                                        ===========    ===========       ===========   ===========
  Diluted                                            $           - $            -     $       (0.02)$       (0.03)
                                                        ===========    ===========       ===========   ===========

Net income per common share:
  Basic                                              $        0.16  $        0.10     $        0.41 $        0.27
                                                        ===========    ===========       ===========   ===========
  Diluted                                            $        0.16  $        0.09     $        0.41 $        0.26
                                                        ===========    ===========       ===========   ===========

Weighted average common shares outstanding:
  Basic                                                  4,243,889      4,193,889         4,243,889     4,193,889
  Diluted                                                4,303,249      4,405,296         4,304,453     4,378,038
-------------------------------------------------------------------   ------------------------------  ------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                    -------------------
                                                      1999       1998
                                                    ---------  --------
Net cash provided (used) by operating activities  $   1,752  $    (102)

Cash flows from investing activities:
  Payments for acquisitions                         (26,383)   (12,131)
  Proceeds from disposal of assets                      106        142
  Capital expenditures                               (2,598)    (1,508)
                                                    ---------  --------
     Net cash used in investing activities          (28,875)   (13,497)
                                                    ---------  --------

Cash flows from financing activities:
  Borrowings under line-of-credit agreements         18,881     41,233
  Repayments under line-of-credit agreements        (25,735)   (33,174)
  Issuance of notes payable                          43,970     20,092
  Repayments of notes payable                       (11,846)   (12,935)
  Issuance of warrants                                1,183          -
  Repayments under capital lease arrangements           (82)      (155)
                                                    ---------  --------
     Net cash provided by financing activities       26,371     15,061
                                                    ---------  --------

Increase (decrease) in cash and cash equivalents       (752)     1,462
Cash and cash equivalents at beginning of period      1,058        160
                                                    ---------  --------
Cash and cash equivalents at end of period        $     306  $   1,622
                                                     ========   =======

-----------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                              September 30, 1999
                                  (Unaudited)
                     (in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for income before extraordinary loss:

                                                 Three Months Ended              Nine Months
                                                   September 30,                    Ended
                                                                                September 30,
                                             ------------------------    --------------------------
                                                 1999          1998          1999           1998
                                             ----------    ----------    -----------    -----------
Numerator:
 Income before extraordinary loss                $  694        $  400         $1,841         $1,287
                                             ----------    ----------    -----------    -----------
 Numerator for basic and diluted earnings
  per share                                      $  694        $  400         $1,841         $1,287
                                             ==========    ==========    ===========    ===========

Denominator:
     Denominator for basic earnings per
      share,
   Weighted-average shares                        4,244         4,194          4,244          4,194
   Effect of dilutive stock options                  59           211             60            184
                                             ----------    ----------    -----------    -----------
     Denominator for diluted earnings per
      share
   Adjusted weighted-average shares               4,303         4,405          4,304          4,378
                                             ==========    ==========    ===========    ===========

Basic earnings per share                         $ 0.16        $ 0.10         $ 0.43         $ 0.31
                                             ==========    ==========    ===========    ===========
Diluted earnings per share                       $ 0.16        $ 0.09         $ 0.43         $ 0.29
                                             ==========    ==========    ===========    ===========

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

The unaudited pro forma results of operations for the nine months ended September 30, 1999 and 1998, which assumes the consummation of the Macro purchase as of the beginning of the respective periods are as follows:

                                                                  Pro Forma Nine Months Ended
                                                                         September 30,
                                                                    1999                1998
                                                              ---------------     --------------

        Revenues                                                   $102,847           $100,811
        Income before extraordinary loss                                921                819
        Net income                                                      831                669

        Income before extraordinary loss per share:
           Basic                                                   $   0.22           $   0.20
           Diluted                                                 $   0.21           $   0.18

        Net income per share:
           Basic                                                   $   0.20           $   0.16
           Diluted                                                 $   0.19           $   0.15

The pro forma income before extraordinary loss and net income include adjustments for amortization of goodwill and intangible assets, interest expense, and the related income tax effects of such adjustments. Also included in the 1999 period are expenses of $870 incurred by Macro prior to the acquisition for losses on the closure of certain subsidiaries and merger related costs.

NOTE D - CREDIT FACILITIES

In May 1999, in connection with the acquisition of Macro, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (8.25% at September 30, 1999) plus 125 basis points or LIBOR (3-month LIBOR was 5.51% at September 30, 1999) plus 275 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments commencing September 30, 1999. As of September 30, 1999, the Company had approximately $15,000 of additional credit available under the Senior Facility.

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

All debt outstanding as of May 26, 1999 was repaid with proceeds from the above borrowings. In conjunction with its new credit facilities, the Company recorded an after-tax, non-cash charge of $90 for the write-off of unamortized loan fees. This charge was recorded as an extraordinary loss from debt refinancing in the second quarter of 1999.

NOTE E - COMPREHENSIVE INCOME

The Company's comprehensive income for the three and nine months ended September 30, 1999 and 1998, are set forth in the following table:

                                                 Three Months                     Nine Months
                                                     Ended                           Ended
                                                 September 30,                   September 30,
                                         ---------------------------     ---------------------------
                                             1999            1998             1999           1998
                                         -----------    ------------     -----------     -----------

Net income                                     $ 694           $ 400          $1,751          $1,137
Other comprehensive income (loss):
     Foreign currency translation                 95             254            (186)            348
      adjustment                         -----------    ------------     -----------     -----------
Comprehensive income                           $ 789           $ 654          $1,565          $1,485
                                         ===========    ============     ===========     ===========

NOTE F - SEGMENTS

The Company's operations by business segments for the three and nine months ended September 30, 1999 and 1998 are as follows:


                                U.S. Market      U.K. Market    Teleservices      Macro          Total
                                  Research        Research                    International    Segments      Other   Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Three months ended September 30, 1999:
--------------------------------------
Revenues from external
   customers                          $ 9,131          $ 4,124       $ 4,220        $16,052        $33,527  $1,019        $34,546
Operating income                          933              146           441            902          2,422      90          2,512
Interest expense, net                                                                                                       1,315
Income before income taxes
 and extraordinary loss                                                                                                     1,197

Total assets                           24,809            9,598        16,544         36,188         87,139   2,231         89,370

Three months ended September 30, 1998:
--------------------------------------

Revenues from external
   customers                          $ 9,940          $ 3,656       $ 3,698              -        $17,294  $  971        $18,265
Operating income                          533              100           541              -          1,174      25          1,199
Interest expense, net                                                                                                         462
Income before income taxes
 and extraordinary loss                                                                                                       737

Total assets                           24,155            9,623        15,415              -         49,193   1,685         50,878

Nine months ended September 30, 1999:
------------------------------------

Revenues from external
   customers                          $27,676          $11,108       $12,530        $26,625        $77,939  $2,815        $80,754
Operating income                        2,708              244         1,519          1,383          5,854     163          6,017
Interest expense, net                                                                                                       2,617
Income before income taxes
 and extraordinary loss                                                                                                     3,400

Total assets                           24,809            9,598        16,544         36,188         87,139   2,231         89,370

Nine months ended September 30, 1998:
------------------------------------

Revenues from external
   customers                          $29,748          $10,744       $11,456              -        $51,948  $2,957        $54,905
Operating income                        2,568              310           799              -          3,677     (15)         3,662
Interest expense, net                                                                                                       1,251
Income before income taxes
 and extraordinary loss                                                                                                     2,411

Total assets                           24,155            9,623        15,415              -         49,193   1,685         50,878
---------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

RESULTS OF OPERATIONS - THIRD QUARTER 1999 AS COMPARED TO THIRD QUARTER 1998

Revenues for the third quarter of 1999 increased $16,281, or 89%, from $18,265 in the third quarter of 1998 to $34,546 in the third quarter of 1999. The acquisition of Macro International Inc. (the "Acquisition") in the second quarter of 1999 accounted for substantially all the increase in revenues for the three months ended September 30, 1999 relative to the same period in 1998. Revenues from the Company's Teleservice business increased from $3,698 to $4,220, or 14%, from the third quarter of 1998 to the third quarter of 1999 as operations at the new St. John facility continued to ramp up. Revenues in the core market research business were down by $293, or 2%, as compared to the same period a year ago.

Gross profit for the three months ended September 30, 1999 was $12,208, an increase of $5,530, or 83%, over the same period in 1998. The Acquisition contributed $4,570 to gross profit. Gross profit of the Company's core market research business increased $721, or 15%, for the third quarter of 1999 as compared to the same period in 1998, primarily due to enhanced operations in the international subsidiaries. Gross profit of the Company's Teleservice business increased $239, or 14%, for the third quarter of 1999. As a percentage of revenues, gross profit decreased to 35% for the third quarter of 1999 compared to 37% in 1998 due to the impact of the Acquisition. The gross profit as a percentage of revenues for the Acquisition was 28% for the third quarter of 1999. Non-acquisition gross profit increased from 37% to 41%.

Selling, general and administrative expenses ("SG&A") increased to $8,095 from $4,543 for the three months ended September 30, 1999 relative to the same period in 1998. The Acquisition accounted for $3,095, or 87%, of the total increase. Inclusive of the Acquisition, combined SG&A as a percentage of revenues has decreased to 23% for the three months ended September 30, 1999 from 25% for the comparable period in 1998.

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

Depreciation and amortization expense increased to $1,601 from $936 for the three months ended September 30, 1999 relative to the same period in 1998. The Acquisition accounted for $573, or 86%, of the increase. Non-acquisition depreciation and amortization increased from $936 to $1,028, or 10%, from the third quarter of 1998 to the third quarter of 1999 principally due to additional goodwill amortization on a $3,000 acquisition earn-out payment in the Teleservices business and the depreciation of new capital investments.

Interest expense increased to $1,315 from $462 for the third quarter of 1999 relative to the same period in 1998 primarily due to the increased borrowings to fund the Acquisition.

As a result of all of the above, net income for the Company increased from $400 to $694 for the three months ended September 30, 1998 and 1999, respectively.

Results of Operations - Nine Months Ended September 30, 1999 as Compared to Nine Months Ended September 30, 1998

Revenues for the first nine months of 1999 increased $25,849, or 47%, as compared to the first nine months of 1998. The Acquisition added $26,625 to the total revenues in 1999. Non-acquisition revenues decreased by $776, or 1%, for the first nine months of 1999 compared to the same period in 1998. Revenues from the Company's Teleservice business increased from $11,456 to $12,530, or 9%, while revenues in the core market research business were down by $1,850, or 4%, as compared to the same period a year ago.

Gross profit for the nine months ended September 30, 1999 increased by $8,643, or 41%, from $21,080 to $29,723. As a percentage of revenues, gross profit decreased from 38% in 1998 to 37% in 1999. The decrease in the gross profit percentage is attributable to the inclusion of the Acquisition for 1999, for which the gross profit percentage is 28%. Non-acquisition gross profit has increased by $1,158, or 5%, during 1999. As a percentage of revenues, non-acquisition gross profit has increased from 38% in 1998 to 41% in 1999.

Selling, general and administrative expenses increased from $14,280 to $19,636 for the nine months ended September 30, 1999, relative to the same period in 1998. As a percentage of revenues, SG&A has decreased from 26% for the nine months ended September 30, 1998 to 24% for the comparable period in 1999. Substantially all of the dollar increase in SG&A is due to the inclusion of the Acquisition.

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

Depreciation and amortization expense increased from $3,138 to $4,070 for the nine months ended September 30, 1999, relative to the same period in 1998. The increase in depreciation and amortization is principally attributable to the inclusion of the Acquisition for 1999 and additional amortization related to a $3,000 acquisition earn-out payment in the Teleservices business.

Interest expense increased to $2,617 from $1,251 for the first nine months of 1999 relative to the same period in 1998 primarily due to the increased borrowings to fund the Acquisition.

The Company recorded extraordinary losses, net of tax benefits, of $90 and $150, for the second quarters of 1999 and 1998, respectively. These non-cash charges resulted from the write-off of unamortized loan origination fees in connection with debt refinancings during each period.

As a result of all of the above, net income for the Company increased from $1,137 to $1,751 for the nine months ended September 30, 1998 and 1999, respectively.

Liquidity and Capital Resources

Net cash provided by operations for the first nine months of 1999 was $1,752.

Investing and financing activities for the first nine months of 1999 included capital expenditures of $2,598 and payments of $26,383 with respect to the Acquisition and earn-out payments for previous acquisitions. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

In May 1999, in connection with the acquisition of Macro, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (8.25% at September 30, 1999) plus 125 basis points or LIBOR (3-month LIBOR was 5.51% at September 30, 1999) plus 275 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments commencing September 30, 1999. As of September 30, 1999, the Company had approximately $15,000 of additional credit available under the Senior Facility.

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

All debt outstanding as of May 26, 1999 was repaid with proceeds from the above borrowings. In conjunction with its new credit facilities, the Company recorded an after-tax, non-cash charge of $90 for the write-off of unamortized loan fees. This charge was recorded as an extraordinary loss from debt refinancing in the second quarter of 1999.

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

The Company has completed the testing of Year 2000 compliance of its critical and non-critical systems. The Company has replaced or upgraded all critical systems. Testing and confirmation of compliance of the remaining non-critical systems will be completed by November 30, 1999. Incremental out-of-pocket costs incurred through September 30, 1999 have not been significant. The Company estimates that no more than $100 will be needed to modify or replace its existing software and hardware in order to be Year 2000 compliant. All maintenance and modification costs are expensed as incurred, while the costs of new systems are being capitalized according to generally accepted accounting principles.

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

Forward-looking Statements

Certain statements contained in Management's Discussion and Analysis, and elsewhere in this quarterly report, are forward-looking statements. The forward-looking statements are subject to risks and uncertainties, including, but not limited to, competition, foreign exchange fluctuations, uncertainties of international economies, and other risk factors discussed in this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for its debt obligations.

--------------------------------------------------------------------------------------------------------------
                                          Interest Rate Sensitivity
                                    Principal Amount by Expected Maturity
                                            Average Interest Rate
                                                                                  There-            Fair Value
                                            1999    2000    2001    2002    2003   After    Total      9/30/99
--------------------------------------------------------------------------------------------------------------
Liabilities
Long-term debt including current portion:
 Variable rate debt                        $ 500  $2,000  $3,000  $4,500  $6,000  $18,873  $34,873    $ 34,873
 Average interest rate -
     LIBOR+2.75%

 Fixed rate debt - 12%                                                            $15,000  $15,000    $ 13,999

Other, average interest rate - 10.1%       $  37  $   38                                   $    75    $     75
--------------------------------------------------------------------------------------------------------------

PART II:  OTHER INFORMATION


Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on August 31, 1999 at the Company's headquarters for the following purposes:

        1. To elect two directors to serve until the 2002 Annual Meeting of Stockholders of the Company and until their respective successors have been duly elected and qualified. Each of the nominees was approved by the following votes:

                                        Votes             Votes            Abstentions and
                                         For              Against          Broker Non-Votes
                                   ---------------    --------------    ---------------------
               John F. Short        3,224,964                 0                  621,610
               Stephen A. Greyser   3,224,964                 0                  621,610

               The following directors continue in office after the 1999 Annual Meeting of Stockholders:

               Derek B. Smith
               Gregory C. Ellis
               Lenard B. Tessler
               James T. Heisler
               Dale J. Florio

        2. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the 1999 fiscal year. The matter was approved by the following votes:

                                                                                  Abstentions and
                       Votes For                        Votes Against             Broker Non-Votes
             -------------------------------    ------------------------    ----------------------------
                      3,238,264                          608,310                          0

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        a)   Exhibits

             Financial Data Schedule (EDGAR only).

         b)  Reports on Form 8-K

             None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Opinion Research Corporation
                                       ---------------------------------------
                                                      (Registrant)

Date:  November 12, 1999                         /s/ Douglas L. Cox
       -----------------               ---------------------------------------
                                                     Douglas L. Cox
                                               Executive Vice President &
                                               Chief Financial Officer