Form 10-K
period 1999-12-31
OPINION RESEARCH CORP
filed 2000-03-20
CIK 911673

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------   EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                      or

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _______

                        Commission file number  0-22554
                                               ---------

                         OPINION RESEARCH CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                        22-3118960
---------------------------                           ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

23 Orchard Road, Skillman, New Jersey                      08558
-------------------------------------                   -----------
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

                                 Preferred Stock Purchase Rights
                                 -------------------------------
                                       (Titles of Classes)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No_______
                                       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock by non-affiliates of the Registrant, based on the closing sale price of its common stock on February 29, 2000, a date within 60 days prior to the date of filing, as quoted on the American Stock Exchange, was approximately $27,444,000.*

     As of February 29, 2000, 4,263,083 shares of common stock, par value $.01 per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Part III -  Portions of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Registrant's 2000 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

_______________________
*Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

Readers of this report should be aware that the following important factors, among others, in some cases have affected, and in the future could affect, the actual operating results of Opinion Research Corporation (the "Company") and could cause the Company's actual consolidated results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

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

  Fluctuations in Demand for Company Services. Demand for the Company's services can be affected by a number of factors outside the Company's control, including marketing budgets, economic conditions, consolidations and other industry-specific trends, government spending, and changes in management or ownership of a client. As a result, the Company's revenues and operating results may fluctuate.

  Business Strategy Regarding Acquisitions and International Expansion. Part of the Company's business strategy is to expand domestically and internationally, and to extend into related businesses through strategic acquisitions. There can be no assurance that the Company will be able to so expand or to identify targets for such acquisitions on terms attractive to the Company. Further, there can be no assurance that the Company's services will be widely accepted as it seeks to expand in international markets. International expansion will also subject the Company to risks inherent in doing business abroad, including adverse fluctuations in currency exchange rates, limitations on asset transfer, changes in foreign regulations and political turmoil. Furthermore, there can be no assurance that the Company will be able to integrate successfully the operations of any subsequently acquired company with its own operations.

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

  For public sector research services, the Company competes with a large number of firms that vary in size as well as with not-for-profit organizations. The competition varies depending upon the agency for whom the work is being conducted and the services to be provided. Technical competence and price are the key differentiators.

  For outbound telemarketing services, the Company competes with a large number of telemarketing companies. Quality of service and the application of continuous statistical modeling on call lists are the key differentiators.

                                    PART I
Item 1.   Business
          --------

General

          Opinion Research Corporation (the "Company") was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, social research, information services, marketing services, and model-based telemarketing. The Company assists clients in evaluating, monitoring and optimizing the effectiveness of their marketing and sales with a focus on businesses selling primarily to other businesses. The Company's services and products address issues such as customer loyalty and retention, market demand and forecasting, corporate image, competitive positioning, public sector primary research, and model-based telemarketing.

          In August 1993, the Company acquired all of the stock of Gordon Simmons Research Group, Ltd. ("GSR"), substantially increasing the Company's presence in the U.K. and expanding the international aspects of its business. In April 1994, the Company acquired all of the stock of Strategic Research and Consulting ("SRC"). The SRC acquisition gave the Company access to the U.S. automotive industry. In August 1995, the Company opened a branch office in Hong Kong and continued to expand internationally with the formation of GSR/SIA Limited ("GSR/SIA") in the U.K. in the latter part of 1996. In purchasing the assets of a division of an information technology company, GSR/SIA expanded the Company's capabilities in servicing international clients and introduced the Company to the U.K. public sector. During 1997, as part of its globalization strategy, the Company acquired a presence in Korea, Taiwan, and Mexico. In January 1998, the Company acquired ProTel Marketing, Inc. ("ORC ProTel" or "ProTel"), a high quality telemarketing company based in Lansing, Illinois. In May 1999, the Company acquired Macro International Inc. ("ORC Macro" or "Macro"), a predominately public sector research, consulting and technology company based in the Washington, D.C. area.

          The Company collects customer and market information through computer-assisted telephone interviews, internet based data collection techniques, personal interviews, mail questionnaires and specialized techniques such as business panels. Management believes that the Company's extensive expertise with regard to certain business issues enables it to provide reliable customer and market information and advisory services to clients. The Company also believes that its recognized name and long-standing reputation enable it to obtain information from senior executives who are difficult to access.

          The Company's strategy for market research focuses on client projects that require periodic updating and tracking of information, thereby creating the potential for higher-margin recurring revenues. The portion of the Company's market research revenues from such projects was approximately 52% in 1999.

The Company's Services and Products

          The Company offers a variety of services and products to assist clients with their strategic and tactical decisions as well as their plans for marketing and selling their products to other businesses and consumers.

Services

          Customer Loyalty & Retention. The Company assists its clients in quantifying customer loyalty and increasing customer retention. By capturing and analyzing the perceptions and experiences of its clients' prospects, clients, and employees, the Company provides analysis and feedback on customer loyalty which drives superior customer retention and business performance. The Company provides its clients with information on the elements of products or services which are most important to their customers; on how well these products and services compare to the competition; and on which customers will continue to purchase and recommend such products and services.

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

          Demographic and Health Surveys. The Company manages international research programs in developing nations. By providing information for informed decisions in population, health and nutrition, it supports a range of data collection options that can be tailored to fit specific monitoring and evaluation needs of host countries. These include a variety of population and facility-based surveys, secondary data analyses and other specialized research such as qualitative, education and gender-based studies.

          Management Consulting. The Company offers a full spectrum of services to address opportunities and problem areas, and to ensure that client organizations can meet future challenges effectively. Its methods and expertise produce strategies, plans and interventions that fit the values, cultures and needs of the client organization and its managers. The Company's focus is on sound analysis, with effective support in implementing recommended strategies and solutions and ensuring capacity within the client organization so that continuing outside assistance is not required.

          Market Assessment. The Company works with clients worldwide to analyze and forecast market demand for new products and services. The Company combines sophisticated analytic techniques with global reach to provide clients with insight regarding optimal product/services configuration and pricing, as well as market size information. This work supports clients' business planning and capital generation for new ventures.

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

          Public Sector Research. The Company provides research and evaluation services to local and national governments and to international organizations such as the United Nations, the World Bank and the World Health Organization. Among the services provided are cost, cost-benefit & cost effectiveness analysis; customer satisfaction & loyalty studies; ethnography; experimental & quasi-experimental research; needs assessments; outcome & impact studies; performance measurement; policy research; process & implementation studies; secondary data analysis & data mining; and survey research.

          Data Collection & Processing. The Company's telephone interviewing call centers in North America and Europe combine research expertise and advanced telecommunications technology. These facilities, staffed with multilingual interviewers, use Computer Assisted Telephone Interviewing (CATI), which provides clients with highly efficient and cost effective data and information collection. The Company also utilizes internet based data collection techniques.

          Teleservices. The Company combines its market research expertise in predictive segmentation modeling and database management with top quality teleservices to quantify buyer behavior, optimize targeting of its clients' customers and provide feedback from its clients' customers for "continuous loop" marketing to improve sales. This breakthrough capability - ORC TeleScienceSM - applies sophisticated modeling techniques to cutting-edge teleservices to increase the overall success rate of telemarketing as measured by higher sales yields and lower costs of customer acquisition.

          Training & Educational Technologies. The Company offers a full spectrum of training services to help organizations adapt to and capitalize on changing circumstances. All courses and training services are supported by the Company's research and management consulting services in the subject areas offered. It uses adult learning methodologies, instructional system design
(ISD), electronic performance support systems (EPSS) and highly skilled facilitators who provide interactive, experiential-based training.

          The Company is also a leader is applying technology to educational and learning needs and in developing and producing distance learning programs, multimedia materials and expert systems.

          Information Technologies. The Company offers a variety of technology-based services and technology products. These include computer security products, such as Internet firewalls; software testing and quality assurance, instructional product development for interactive multimedia, computer-based instruction, decision-support systems, computer-based textbooks, and products for individuals with special learning needs; and advanced Web services, including a number of proprietary Web applications, Web-based data collection, database development and management, and dynamic information retrieval.

Industries

          Telecommunications and Information Technology. The Company provides market knowledge for a range of telecommunications and information technology companies, from wireless communications companies and telephone carriers to Internet service providers and computer hardware and software firms. Its services include market definition, segmentation, new product development, customer retention, corporate branding, usage analysis, competitive profiling and market demand analysis for satellite communications products.

          Among its services, the Company helps clients determine pricing and distribution systems, tracks service performance, gauges the success of products and services, designs and configures new products, predicts customer needs and defines competitive positions in new markets.

          Financial Services. The Company provides market and customer intelligence to banks, securities brokerage, insurance companies and other financial institutions across a number of business issues: customer loyalty and retention, image management, market segmentation and positioning, new product development, pricing strategy, corporate branding and customer database management.

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

          Retail and Trade. To shape marketing strategy, the Company's areas of specialization include understanding the determinants of store choice; customer loyalty and satisfaction; mystery shopping; segmentation and positioning; store location, layout, design and product positioning; merchandise performance; development and appraisal of individual outlets and sites; and diversification into new markets, both domestic and international.

          The Company also works in partnership with manufacturers and suppliers of consumer goods to understand the needs, behavior and attitudes of customers at all stages in the distribution channel. The Company's aim is to enhance the manufacturer/trade/consumer relationship.

          Health Care. The Company's services include surveys and evaluations to determine patient satisfaction, market segmentation and customer acquisition, competitive analysis, community needs assessment, market segmentation and corporate positioning. For pharmaceutical companies, HMOs, hospitals, and health care providers, the Company also conducts loyalty and retention modeling research as part of its clients' patient and employee satisfaction programs.

          Through its innovative methodologies, such as proprietary panels, the Company establishes ongoing dialogues with difficult-to-reach decision-makers such as physicians, plan and hospital administrators and benefits managers.

Products

          The following products are used by the Company to deliver some of the services listed above and are also marketed as stand-alone products:

          Business Panels. The Company develops business panels to access executives and professionals. Panels are comprised of executives and professionals who have agreed in advance to participate in an on-going series of interviews with the Company for the purpose of gathering customer and market information.

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

          Developed in 1994, CORPerceptions profiles the image of major corporations that serve the needs of other business establishments located in 16 countries around the world. Telephone or in-person interviews are completed annually with approximately 1,200 senior business executives selected from the largest industrial and services companies within these countries. Industries profiled include automotive, brokerage services, computer hardware, electronics, information technology services, and management consulting.

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

          Competitive Environment Test (CET) is the Company's system for testing television and print advertising in a competitive setting. Both evaluative and diagnostic, CET measures Intrusiveness, the ability to stand out in a "clutter" situation and register the brand name; Impact, the ability to register the main idea of the ad/commercial through the "clutter"; Communication, the ability to deliver the intended message(s); Impression of delivery, the degree to which the message is delivered clearly and unambiguously, believably, likeable and without confusion; Image, the degree to which the ad or commercial creates the intended image about the brand; and Persuasion, the ability to improve interest in trying/purchasing the brand.

          Customer Loyalty Plus (CL+) is the Company's system for measuring and building customer loyalty. The three-phase approach includes Assessment, which is designed to provide clients with a customized CL+ score that can be used over time to evaluate change; Planning, which consists of an action plan aimed at closing the identified gaps; and Improvement, during which the Company's professionals design and implement a specialized program tailored to the client's specific needs. The plan includes training, organization development and total quality management programs.

          Customer Loyalty Plus Equity Valuation Model is the Company's system for measuring and building brand equity. It is designed to help a client position its strategic approach to the marketplace of tomorrow, where customer satisfaction is merely the jumping off point, not the final destination. Steps in this model include identifying "cost of entry" benefits which, once satisfied, carry less weight in brand choice, and "leverageable" benefits, which can provide competitive advantage; isolating "core equity" characteristics that are very relevant to a client's customers and on which a client is differentiated; examining a client's opportunity/vulnerability profile based on how its delivery fares against competitors; profiling which customers are loyal users, which are vulnerable to competitors, which non-users can be attracted, and tracking loyalty development over time; and using the Equity Valuation Model to relate a client's equity to progress in real terms.

          Communications & Reaction Test, together with the Competitive Environment Test, comprises the Company's testing procedure for testing television and radio commercials, print advertisements and concepts. Conducted in shopping malls across the United States, the C&R Test measures advertising comprehension and reaction. It both evaluates the effectiveness of a print or television commercial and diagnoses its strengths and weaknesses.

          e.Tr@ck is the Company's nationally projectable syndicated study of on-line shoppers. By offering a complete demographic portrait of adult U.S. residents, including Internet users who do and do not shop online, e.Tr@ck provides e-commerce companies with vital and actionable consumer insight into this rapidly evolving market.

          OPTI-TEST is the Company's conjoint-based approach for identifying the best combination of variables, from a range of alternatives, to enhance the market potential of a product or service. It provides an affordable way to test a large number of variables, offers a way to include qualitative/ situational dimensions; provides a way to link concepts to emotional benefits; offers several ways to include established brands, depending on the marketing issue at hand; and provides an evaluative measure for all combinations, including untested options.

          RAd Track is the Company's advanced advertising tracking service for the radio industry. By gathering critical information from a client's target audience, such as changes in brand and advertising awareness, RAd Track allows a client to measure the impact, awareness, recall and overall effectiveness of its radio ad campaigns. As both a pre- and post-advertising impact study, it can cover the full range of radio advertising, from local to nationwide campaigns. It also can measure the impact of the radio-only component of a multimedia campaign, as well as that of the entire multimedia campaign.

          SEL-TEST, which is an efficient way to select the best alternatives or combination of alternatives from "lots of alternatives," can be used for a variety of issues, including new products, line extensions/optimization, recipe ideas, promotion candidates and name appropriateness of individual items in a line of products.

Marketing

          Marketing and Sales-Support Program. In 1999, the Company continued to develop and implement a comprehensive communications program to support a systematic business development effort. Elements include advertising, direct marketing, sales-support materials, media relations, seminars and telemarketing to gain access to a large number of prospective clients. The Company's web site allows prospective clients to learn about its products and services at a time of their choosing.

Clients and Client Relationships

          Some of the Company's largest clients in terms of revenues generated include America Online, Cendant, Department of Human Health Services/Substance Abuse Mental Health Services, EDS, General Motors, IBM, Morgan Stanley Dean Witter, Sears, USAID, U.S. Department of Education. In 1999, the Company served over 1,200 clients. For many clients, the Company performed multiple projects, sometimes for different subsidiaries or business units of the same client.

          In 1999, the Company's largest single client, USAID, accounted for 11% of the Company's revenues. All revenues generated by the USAID relationship were for social research studies. USAID has been a Macro client since 1989.

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

          For public sector research services, the Company competes with a large number of firms that vary in size as well as with not-for-profit organizations. The competition varies depending upon the agency for whom the work is being conducted and the services to be provided. Technical competence and price are the key differentiators.

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

Backlog

          As of December 31, 1999, revenues expected to be received by the Company under its market research client contracts, which are based on budgeted amounts in those contracts, were $28,289, as compared to $22,971 as of December 31, 1998. All of the 1999 amount is expected to be received by December 31, 2000. Public sector backlog at December 31, 1999 was $195,091. This backlog is expected to be recognized as revenues over the next five years. The Company's engagements generally are terminable by the Company's clients at any time, with the expectation of cost recovery for work completed by the Company.

Employees

          As of December 31, 1999, the Company employed a total of approximately 1,500 full-time employees and maintained a pool of part-time hourly employees in the United States and the United Kingdom of approximately 1,300 people. The part-time employees work as telephone interviewers and data processors. Of the full-time employees, 750 are professionals engaged in direct client service, 500 are telemarketing representatives, and 250 are engaged in support, administration and executive oversight.

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

Item 2.   Properties
          ----------

          The Company's executive offices are located in approximately 45,000 square feet of leased space in Skillman (Greater Princeton), New Jersey. The term of the lease expires in August 2003. The Company leases additional facilities throughout the world. The following table sets forth certain information relating to these properties:

     Operating Unit                    Location                              Facility Usage
-------------------------    --------------------------    -------------------------------------------------
U.S. Market Research          Skillman, New Jersey           Worldwide Headquarters, Research Location
                              Maumee, Ohio                   Research Location
                              Evanston, Illinois             Research Location
                              Detroit, Michigan              Research Location
                              Tucson, Arizona                Telephone Interviewing Facility
                              Tampa, Florida                 Telephone Interviewing Facility

U.K. Market Research          London, U.K.                   U.K. Market Research Headquarters, Research
                                                               Location, and Telephone Interviewing Facility
                              Manchester, U.K.               Research Location

Asia Market Research          Hong Kong                      Asia Market Research Headquarters and
                                                               Research Location
                              Seoul, Korea                   Country Headquarters, Research Location
                              Taipei, Taiwan                 Country Headquarters, Research Location

Mexico Market Research        Mexico City, Mexico            Country Headquarters, Research Location

Teleservices                  Lansing, Illinois              ORC ProTel Headquarters, Telemarketing
                                                               Facility
                              Milwaukee, Wisconsin           Telemarketing Facility
                              Topeka, Kansas                 Telemarketing Facility
                              St. John Missouri              Telemarketing Facility
                              Dayton, Ohio                   Telemarketing Facility

Social Research               Calverton, Maryland            ORC Macro Headquarters, Research Location
                              Burlington/St. Albans,         Telephone Interviewing Facilities and Data
                                Vermont                         Collection Centers
                              New York, New York             Research Location
                              Olympia, Washington            Research Location
                              Bethesda, Maryland             Research Location
                              Plattsburgh, New York          Telephone Interviewing Facility

          The Company presently has a combined total of 593 computer assisted telephone interviewing stations worldwide dedicated to market research and an additional 405 telemarketing stations. All of these facilities are equipped with state-of-the-art hardware and software. In a typical telephone interview or sale, the computer assisted telephone interviewing system prompts the interviewer's sequence of questions or responses depending on the previous answers. All responses are recorded directly into the computer, avoiding the need for subsequent data entry and enabling prompt analysis of responses. The interviewees communicate with live interviewers at all times.

          Over the past several years the Company has installed database systems to store information in its Maumee, Tucson, and London centers. These systems expand the Company's reporting capabilities and transform traditional tabular formats into graphic output, thereby improving the utility and presentation of reports as well as the turnaround times.

          The Company believes that its properties are sufficient for its current operational needs.

Item 3.   Legal Proceedings
          -----------------

          The Company is not a party to any material litigation.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

Item 4A.  Executive Officers of the Registrant
          ------------------------------------

          The current term of office of each of the Company's executive officers expires at the first meeting of the Board of Directors of the Company following the 2000 Annual Meeting of Stockholders, or as soon thereafter as each of their successors is duly elected and qualified.

          The following table sets forth certain information concerning the principal executive officers of the Company as of February 29, 2000.


Name                       Age            Position
----                       ---            --------

John F. Short              55             Chairman, Chief Executive Officer, and
                                          President

Douglas L. Cox             54             Chief Financial Officer

Gregory C. Ellis           43             Chief Operating Officer - ORC
                                          Market Research

Ruth R. Wolf               62             Chief Executive Officer - ORC ProTel

Frank J. Quirk             59             Chief Executive Officer - ORC Macro

Michael T. Errecart        50             President - ORC Macro


     Mr. Short joined the Company as its Chief Financial Officer in 1989 and was appointed Vice Chairman in 1992. In 1998, Mr. Short was appointed President of the Company. In February 1999, Mr. Short assumed the roles of Chief Executive Officer and Chairman of the Board.

     Mr. Cox joined the Company as its Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Cox spent ten years as Senior Vice President and Chief Financial Officer of Elf Atochem North America, Inc. Mr. Cox holds an MBA, with honors, from the Wharton School of the University of Pennsylvania.

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

     Mr. Quirk joined the Company in 1999 with the acquisition of Macro, where he had served as its Chief Executive Officer since 1980. Mr. Quirk was appointed Chief Executive Officer of ORC Macro in 1999. Mr. Quirk holds an MBA degree from Cornell University.

     Dr. Errecart joined the Company in 1999 with the acquisition of Macro, where he had served as its President since 1998 and Executive Vice President from 1994 to 1998. Dr. Errecart was appointed President of ORC Macro in 1999. Dr. Errecart received his Ph.D. in Mathematical Sciences from the Johns Hopkins University.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

Market Information
------------------

          The Company's Common Stock is currently traded on American Stock Exchange under the symbol "OPI". The table below sets forth the high and low prices for the Company's Common Stock (the "Common Stock") for each of the four quarters of 1999 and 1998:

                                           High              Low
                                       ------------       -----------
    1999
    ----
    Fourth Quarter                         $9.875            $4.313
    Third Quarter                           6.000             4.250
    Second Quarter                          5.875             3.875
    First Quarter                           8.000             3.250

    1998
    ----
    Fourth Quarter                         $6.375            $4.125
    Third Quarter                           8.625             5.500
    Second Quarter                          9.375             6.063
    First Quarter                           6.750             5.063


          The closing price of the Common Stock on February 29, 2000 was $9.625 per share. As of February 29, 2000, the Company had 46 holders of record of the Common Stock (approximately 625 beneficial stockholders).

Dividends
---------

          The Company has not paid any dividends on the Common Stock. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying dividends on the Common Stock in the foreseeable future.

Item 6.       Selected Financial Data

                                                      Selected Financial Data
                                               (In Thousands, Except Per Share Data)
---------------------------------------------------------------------------------------------------------------------------------

                                                                         For the Twelve Months Ended December 31,
                                                           ----------------------------------------------------------------------
                                                              1999           1998           1997          1996           1995
                                                           ------------    ----------    -----------    ----------    -----------
Operating Statement Data:
Revenues                                                 $     118,621   $    73,167   $     56,673   $    47,273   $     44,101

Income (loss) from operations (1), (2)                           8,463         2,340          2,801         2,425         (1,341)

Extraordinary loss on debt
   refinancings, net of tax of $60 and $133 (3)                    (90)         (150)             -             -              -

Net income (loss)                                        $       2,424   $      (170)  $      1,151   $       808   $     (1,669)
                                                           ============    ==========    ===========    ==========    ===========

Weighted average common shares
  outstanding                                                    4,244         4,202          4,144         4,169          4,232
Income (loss) before extraordinary
  loss per common share                                  $        0.59   $     (0.00)  $       0.28   $      0.19   $      (0.39)
Extraordinary loss per common share                              (0.02)        (0.04)             -             -              -
                                                           ------------    ----------    -----------    ----------    -----------
Net income (loss) per common share                       $        0.57   $     (0.04)  $       0.28   $      0.19   $      (0.39)
                                                           ============    ==========    ===========    ==========    ===========

Adjusted weighted average common shares
  and assumed conversions (4)                                    4,332         4,202          4,146         4,213          4,232
Income before extraordinary
  loss per diluted share                                 $        0.58   $     (0.00)  $       0.28   $      0.19   $      (0.39)
Extraordinary loss per diluted share                             (0.02)        (0.04)             -             -              -
                                                           ------------    ----------    -----------    ----------    -----------
Net income (loss) per diluted share                      $        0.56   $     (0.04)  $       0.28   $      0.19   $      (0.39)
                                                           ============    ==========    ===========    ==========    ===========

Balance Sheet Data:
Total assets                                             $      91,966   $    50,610   $     32,480   $    32,772   $     28,537
Total debt                                                      47,438        18,320          6,652         7,916          7,372

---------------------------------------------------------------------------------------------------------------------------------

 (1) In the fourth quarter of 1998, the Company took an unusual pre-tax charge of $2,470 for expenses incurred in relation to a separation agreement with the Company's former Chairman and CEO and the buy-out of his pre-existing employment contract.
 (2) In the second quarter of 1995, the Company took an unusual pre-tax charge of $3,489. This charge included a $1,958 write-down of capitalized production costs; $178 for the disposal of fixed assets: $460 of intangible assets associated with previous acquisitions; $380 in severance costs; $414 provision for the abandonment of leases; and other miscellaneous charges of $99.
 (3) In the second quarters of 1999 and 1998, the Company recorded extraordinary losses of $90 and $150, net of tax benefits of $60 and $133, respectively, due to the write-off of unamortized loan origination fees associated with debt refinancings.
 (4) Shares attributable to the conversion of convertible debentures are not included for 1996 as they expired on November 30, 1996, nor in 1995, as their effect was anti-dilutive.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Overview

          The Company was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, social research, information services, marketing services, including a focus on businesses selling primarily to other businesses, and model-based telemarketing. The Company assists clients in evaluating, monitoring and optimizing the effectiveness of their marketing and sales. The Company's services and products address issues such as customer loyalty and retention, market demand and forecasting, corporate image, competitive positioning, public sector primary research, and model-based telemarketing.

          In August 1993 the Company acquired all of the stock of GSR, substantially increasing the Company's presence in the U.K. and expanding the international aspects of its business. In April 1994 the Company acquired all of the stock of SRC. The SRC acquisition gave the Company access to the U.S. automotive industry. In August 1995 the Company opened a branch office in Hong Kong and continued to expand internationally with the formation of GSR/SIA in the U.K. in the latter part of 1996. In purchasing the assets of a division of an information technology company, GSR/SIA expanded the Company's capabilities in servicing international clients and introduced the Company to the U.K. public sector. During 1997, as part of its globalization strategy, the Company acquired a presence in Korea, Taiwan, and Mexico. In January 1998, the Company acquired ProTel Marketing, Inc. ("ORC ProTel" or "ProTel"), a high quality telemarketing company based in Lansing, Illinois. In the fourth quarter of 1998, the Company took an unusual pre-tax charge for expenses incurred in relation to a separation agreement with the Company's former Chairman and Chief Executive Officer and the buy-out of his pre-existing employment contract. In May 1999, the Company acquired Macro International Inc. ("ORC Macro" or "Macro"), a predominately public sector research, consulting, and technology company based in the Washington, D.C. area.

Results of Operations - 1999 compared to 1998

Revenues

          Revenues for 1999 increased $45,454, or 62%, to $118,621 in 1999 from $73,167 in 1998. This increase is principally due to $44,961 in revenues generated by Macro, the Company's social research business acquired in the second quarter of 1999 (the "Macro Acquisition"). Revenue increases for the remainder of the Company were due principally to the improvements in the Company's teleservices business, where revenue increased by $1,921, or 13%, offset by a decrease in revenues of $1,428, or 2%, from the Company's market research business.

Cost of Revenues

          Cost of revenues increased $31,042, or 69%, to $75,849 in 1999 from $44,807 in 1998. This increase is principally due to the Macro Acquisition, for which cost of revenues was $32,284 in 1999. Cost of revenues for the Company's market research business decreased by $1,677, or 5%, in 1999 while cost of revenues for the teleservices business increased by $435, or 5%, to $8,709 in 1999 from $8,274 in 1998.

          Gross profit as a percentage of revenues for the Company decreased to 36% in 1999 from 39% in 1998 due to the impact of the Macro Acquisition, for which the gross profit percentage is 28%. The gross profit percentage for the market research business increased to 39% in 1999 from 37% in 1998 and the gross profit percentage for the teleservice business increased to 48% in 1999 from 45% in 1998.

Selling, General, and Administrative Expenses

          Selling, general and administrative expenses ("SG&A") increased $9,094, or 47%, to $28,502 in 1999 from $19,408 in 1998. The Macro Acquisition accounted for $8,294, or 91%, of the increase while non-acquisition SG&A increased by $800, or 4%. As a percent of revenues, consolidated SG&A decreased to 24% in 1999 from 27% in 1998.

          The lower gross profit and lower SG&A percentages for the Macro Acquisition are due to the nature of its business, as approximately 70% of the Macro Acquisition's business is conducted with government entities. Consequently, in accordance with the prescribed accounting procedures for government contractors, the Macro Acquisition's cost of revenues reflect certain costs attributable to its contract projects which the Company classifies as general and administrative expenses for its other operating segments.
Therefore, the inclusion of the Macro Acquisition in the operating results of the Company has, and will continue to have, the effect of lowering, as a percentage of revenues, the consolidated gross profit and SG&A.

Depreciation and Amortization Expense

          Depreciation and amortization expense increased by $1,665, or 40%, to $5,807 in 1999 from $4,142 in 1998. The Macro Acquisition accounted for $1,568, or 94%, of the total increase. Depreciation and amortization on a consolidated basis decreased to 5% of revenues in 1999 from 6% in 1998.

Unusual Charge

          In 1998, the Company took a fourth quarter pre-tax charge of $2,470 for expenses incurred in relation to an agreement with Dr. Michael R. Cooper providing for the resignation of Dr. Cooper as a Director, Chairman, and Chief Executive Officer of the Company and the buy-out of Dr. Cooper's pre-existing employment contract.

Interest Expense

          Interest expense increased $2,134, or 114%, to $4,005 in 1999 from $1,871 in 1998. The increase in interest expense is primarily attributable to the additional borrowings incurred to fund the Macro Acquisition.

Provision for Income Taxes

          The provision for income taxes for 1999 and 1998 was $1,944 and $489, respectively. The provisions for these years are higher than the amount that results from applying the federal statutory rate to income primarily because of amortization of non-deductible goodwill generated from acquisitions throughout the years and the impact of state taxes.

Extraordinary Loss

          The Company recorded extraordinary losses, net of tax benefits, of $90 and $150, in 1999 and 1998, respectively. These non-cash charges were due to the write-off of unamortized loan origination fees associated with debt refinancings during each period.

Net Income

          Net income (loss) for 1999 and 1998 was $2,424 and ($170), respectively. The Company's results for the year ended December 31, 1998 were materially impacted by the non-recurring unusual charge discussed previously. There was no such non-recurring item in 1999.

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

Selling, General, and Administrative Expenses

          SG&A increased $2,564, or 15%, to $19,408 in 1998 from $16,844 in
1997. As a percent of revenues, consolidated SG&A decreased to 27% in 1998 from 30% in 1997. The

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

Unusual Charge

          In 1998, the Company took a fourth quarter pre-tax charge of $2,470 for expenses incurred in relation to an agreement with Dr. Michael R. Cooper providing for the resignation of Dr. Cooper as a Director, Chairman, and Chief Executive Officer of the Company and the buy-out of Dr. Cooper's pre-existing employment contract.

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

          In 1998, the Company has recognized for financial reporting purposes deferred tax assets that consist primarily of the tax benefits arising from the unusual charge. These deferred tax assets are expected to be realized upon the reversal of existing taxable temporary differences.

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

Liquidity and Capital Resources

          As of December 31, 1999, working capital was $15,373, which includes a liability of $2,897 for the payment of the contingent purchase price earned by ORC ProTel. Net cash generated by operations for 1999 was $6,771 as compared to $2,846 in 1998.

          Investing and financing activities for 1999 included capital expenditures of $3,563 and payments of $26,383 for the Macro Acquisition and earn-out payments for previous acquisitions. Net of borrowings for acquisitions, including assumed debt of $5,249, and cash on hand, the Company decreased its bank borrowings by $4,484 for the year ended December 31, 1999. The Company believes that amount available under its debt agreements and its current sources of capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

          In May 1999, in connection with the Macro Acquisition, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (8.5% at December 31, 1999) plus 125 basis points or LIBOR (3-month LIBOR was 6.13% at December 31, 1999) plus 275 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments commencing September 30, 1999. As of December 31, 1999, the Company had approximately $15,846 of additional credit available under the Senior Facility. Given that the interest rates on the revolving credit facility and the notes are based on current market rates, the carrying value of the amounts due under the credit facility approximates their fair value at December 31, 1999.

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

          All debt outstanding as of May 26, 1999 was repaid with proceeds from the above borrowings. In conjunction with its new credit facilities, the Company recorded an after-tax, non-cash charge of $90 for the write-off of unamortized loan fees. This charge is shown as an extraordinary loss from debt refinancing in 1999.

Inflation and Foreign Currency Exchange

          Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact through 2000. As the Company continues to expand its international operations, exposures to gains and losses from foreign currency fluctuations will increase. The Company may choose to limit such exposure by the purchase of the forward foreign exchange contracts.

Readiness for Year 2000

          The Company has not experienced any problems with its internal computer systems or software applications due to the start of the Year 2000. The Company also did not experience any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on the Company's business and the actions, if any, required in the event of non-compliance by any of these third parties. Based on the Company's assessment of compliance by third parties, there does not appear to be any material business risk posed by any such non-compliance.

Forward-looking Statements

          Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this annual report, are forward-looking statements. The forward-looking statements are subject to risks and uncertainties, including, but not limited to, competition, foreign exchange fluctuations, uncertainties of international economies, and other risk factors discussed in this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company utilizes interest rate derivative financial instruments to minimize the risk and costs associated with its financial activities. The following table provides information about the derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For an interest rate cap, the table presents notional amounts and weighted-average interest rates or strike rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

-------------------------------------------------------------------------------------------------------------
                                        Interest Rate Sensitivity
                             Principal (Notional) Amount by Expected Maturity
                                       Average Interest (Cap) Rate
                                                                                 There-            Fair Value
                                          2000    2001    2002     2003    2004   After    Total     12/31/99
-------------------------------------------------------------------------------------------------------------
Liabilities
Long-term debt including current
portion:
 Variable rate debt                     $2,027  $3,038  $4,500   $6,000  $8,500  $ 9,253  $33,318   $  33,318
 Average interest rate -
     LIBOR+2.75%
 Fixed rate debt - 12%                                                           $15,000  $15,000   $  14,020

Interest Rate Derivative Financial
    Instruments Related to Debt
Interest rate cap
 Notional amount                                        $3,000                            $ 3,000   $       1
 Strike rate - 3-month LIBOR                                 7%
-------------------------------------------------------------------------------------------------------------

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          Except as set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, this information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2000, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1999, and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation
          ----------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2000, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1999, and is hereby incorporated by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2000, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1999, and is hereby incorporated by reference thereto.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2000, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1999, and is hereby incorporated by reference thereto.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          -----------------------------------------------------------------

          (a)  The following documents are filed as part of this report.

           1.  Financial Statements                             Page Reference
               --------------------                             --------------
               Report of Independent Auditors.                       F-1

               Consolidated Balance Sheets as of December 31,        F-2
                1999 and 1998.

               Consolidated Statements of Operations for             F-3
                the years ended December 31, 1999, 1998,
                and 1997.

               Consolidated Statements of Stockholders'              F-4
                Equity for the years ended December 31, 1999
                1998, and 1997.

               Consolidated Statements of Cash Flows for             F-5
                the years ended  December 31, 1999, 1998, and 1997.

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

          (b)  Reports on Form 8-K

               None.

          (c)  Exhibits
               --------

Exhibit No.
-----------

    3.1 Amended and Restated Certificate of Incorporation of the Registrant -Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993 (the "Form S-1").

    3.2 Amended and Restated By-Laws of the Registrant - Incorporated by reference to Exhibit 3.2 to the Form S-1.

    4.1 Rights Agreement, dated September 13, 1996, between the Registrant and StockTrans, Inc. - Incorporated by reference to
               Exhibit 1 to the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 27, 1996.

    4.2 Amendment to Rights Agreement dated August 8, 1998 - Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K").

  *10.1        Employment Agreement between the Registrant and Michael R.
               Cooper - Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

  *10.2 Agreement and General Release, dated February 12, 1999, between the Registrant and Michael R. Cooper - Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 1999.

  *10.3 Employment Agreement between the Registrant and John F. Short - Incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "1999 10-Q").

  *10.4 Employment Agreement between the Registrant and Douglas L. Cox dated October 26, 1998 - Incorporated by reference to Exhibit
               10.5 to the 1998 10-K.

  *10.5        Employment Agreement between the Registrant and James T.
               Heisler -Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

  *10.6        Employment Agreement between the Registrant and Gregory C.
               Ellis - Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

  *10.7 Employment Agreement among Opinion Research Corporation, ORC ProTel Inc., and Ruth R. Wolf dated January 1, 1998.

  *10.8        Employment Agreement between Macro International Inc. and Frank
               J. Quirk dated May 20, 1999.

  *10.9        Employment Agreement between Macro International Inc. and Michael
               T. Errecart dated May 20, 1999.

  10.10        1997 Stock Incentive Plan - Incorporated by reference to Exhibit
               10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

  10.11 Lease Agreement dated May 15, 1995 between the Registrant and the Maumee Woodlands IV Company (Maumee Facility) - Incorporated by reference to Exhibit 10.15 to the 1995 10-K.

  10.12 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility)- Incorporated by reference to Exhibit 10.16 to the Form S-1.

  10.13 Lease dated December 13, 1998 between Life Assurance Holding Corporation Limited and O.R.C. International, Ltd. (UK Facility)- Incorporated by reference to Exhibit 10.17 to the 1998 10-K.

  10.14 Lease dated August 27, 1993 between Carrollton Enterprises Associates Limited Partnership and Macro International, Inc.

  10.15 Asset Purchase Agreement between registrant and Pro Tel Marketing, Inc. - Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 1998.

  10.16 Loan and Security Agreement, dated July 20, 1998, among Chase Manhattan Bank, the Bank of New York, and First Union National Bank and Opinion Research Corporation, ORC Inc., and ORC ProTel, Inc. - Incorporated by reference to Exhibit 10.19 to the 1998 10-K.

  10.17 Credit Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 1999 10-Q.

  10.18 Security Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.2 to the 1999 10-Q.

  10.19 Guaranty dated May 26, 1999 by ORC Teleservice Corp., ORC ProTel, Inc., Macro International Inc., and Quantum Research Corporation for the benefit of Heller Financial, Inc. - Incorporated by reference to Exhibit 10.3 to the 1999 10-Q.

  10.20 Subsidiary Security Agreement dated May 26, 1999 by ORC Teleservice Corp., ORC ProTel, Inc., Macro International Inc., Quantum Research Corporation and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.4 to the 1999 10-Q.

  10.21 Investment Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Investment Corporation, and Allied Capital Corporation -Incorporated by reference to Exhibit 10.5 to the 1999 10-Q.

  10.22 Subsidiary Guaranty dated May 26, 1999 by ORC Teleservice Corp., ORC ProTel, Inc., Macro International Inc., and Quantum Research Corporation for the benefit of Allied Capital Corporation and Allied Investment Corporation -Incorporated by reference to
               Exhibit 10.6 to the 1999 10-Q.

  10.23 Subordinated Debenture for $9.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Capital Corporation - Incorporated by reference to Exhibit 10.7 to the 1999 10-Q.

  10.24 Subordinated Debenture for $5.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Investment
               Corporation - Incorporated by reference to Exhibit 10.8 to the 1999 10-Q.

  10.25 Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit
               10.9 to the 1999 10-Q.

  10.26 Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.10 to the 1999 10-Q.

  10.27 Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.11 to the 1999 10-Q.

  21           Subsidiaries of the Registrant.

  23           Consent of Ernst & Young LLP dated March 20, 2000.

  27           Financial Data Schedule (EDGAR only).

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

                              OPINION RESEARCH CORPORATION

                              By:       /s/ John F. Short
                                 ---------------------------------
                                     John F. Short, Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ John F. Short              Chairman of the Board, Chief Executive Officer,
------------------------
John F. Short                  President and Director
                               (Principal Executive Officer)

/s/ Douglas L. Cox             Chief Financial Officer
------------------------
Douglas L. Cox                 (Principal Financial and Accounting Officer)


/s/ James T. Heisler           Executive Vice President and Director
------------------------
James T. Heisler


/s/ Stephen A. Greyser         Director
------------------------
Stephen A. Greyser


/s/ Derek B. Smith             Director
------------------------
Derek B. Smith


/s/ Lenard B. Tessler          Director
------------------------
Lenard B. Tessler


/s/ Dale J. Florio             Director
------------------------
Dale J. Florio


/s/ Gregory C. Ellis           Chief Operating Officer - ORC Market Research
------------------------
Gregory C. Ellis                and Director

                        Report of Independent Auditors



The Board of Directors and Stockholders
Opinion Research Corporation

We have audited the accompanying consolidated balance sheets of Opinion Research Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opinion Research Corporation and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   /s/ ERNST & YOUNG LLP


MetroPark, New Jersey
February 10, 2000

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                                         December 31,
                                                                                            ------------------------------------
                                                                                                   1999                1998
                                                                                            ---------------     ----------------
                                               Assets
Current Assets:
    Cash and cash equivalents                                                               $          2,808    $           1,058
    Accounts receivable:
       Billed                                                                                         21,107                9,457
       Unbilled services                                                                              11,853                3,383
                                                                                              ---------------     ----------------
                                                                                                      32,960               12,840
       Less: allowance for doubtful accounts                                                             259                  209
                                                                                              ---------------     ----------------
                                                                                                      32,701               12,631
    Prepaid and other current assets                                                                   2,034                4,244
                                                                                              ---------------     ----------------
Total current assets                                                                                  37,543               17,933

Property and equipment, net                                                                            8,815                5,421
Intangible assets, net                                                                                 4,217                2,201
Goodwill, net                                                                                         37,588               23,659
Other assets                                                                                           3,803                1,396
                                                                                              ---------------     ----------------
                                                                                            $         91,966    $          50,610
                                                                                              ===============     ================

                                   Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                                        $          3,629    $           1,688
    Accrued expenses                                                                                   8,329                4,484
    Payable for acquisitions                                                                           2,897                3,068
    Deferred revenues                                                                                  3,450                2,683
    Short term borrowings                                                                              2,027                2,623
    Other current liabilities                                                                          1,838                  143
                                                                                              ---------------     ----------------
Total current liabilities                                                                             22,170               14,689

Long term debt                                                                                        45,311               15,600
Deferred income taxes                                                                                  1,232                  404
Other liabilities                                                                                      3,060                3,226
Stockholders' Equity:
      Preferred Stock, $.01 par value, 1,000,000 shares authorized,
         none issued or outstanding                                                                        -                    -
      Common Stock, $.01 par value, 10,000,000 shares authorized,
         4,292,641 shares issued and 4,254,783 outstanding in 1999
         and 4,281,747 shares issued and 4,243,889 outstanding in 1998                                    43                   42
    Additional paid-in capital                                                                        15,475               14,216
    Retained earnings                                                                                  4,931                2,507
    Accumulated other comprehensive income (loss)                                                        (70)                 112
    Treasury Stock, at cost, 37,858 shares in 1999 and 1998                                             (186)                (186)
                                                                                              ---------------     ----------------
Total stockholders' equity                                                                            20,193               16,691
                                                                                              ---------------     ----------------
                                                                                            $         91,966    $          50,610
                                                                                              ===============     ================

                See notes to consolidated financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
              (in thousands, except share and per share amounts)


                                                                                            Year Ended December 31,
                                                                             ---------------------------------------------------
                                                                                 1999              1998              1997
                                                                             ---------------    --------------    --------------
Revenues                                                                   $        118,621   $        73,167   $        56,673
Cost of revenues                                                                     75,849            44,807            34,374
                                                                             ---------------    --------------    --------------
     Gross profit                                                                    42,772            28,360            22,299
Selling, general and administrative expenses                                         28,502            19,408            16,844
Depreciation and amortization                                                         5,807             4,142             2,654
Unusual charge                                                                            -             2,470                 -
                                                                             ---------------    --------------    --------------
     Operating income                                                                 8,463             2,340             2,801
Interest expense, net                                                                 4,005             1,871               674
                                                                             ---------------    --------------    --------------
     Income before income taxes and extraordinary loss                                4,458               469             2,127
Provision for income taxes                                                            1,944               489               976
                                                                             ---------------    --------------    --------------
Income (loss) before extraordinary loss                                               2,514               (20)            1,151
Extraordinary loss on debt refinancings,
     net of tax benefit of $60 in 1999 and $133 in 1998                                 (90)             (150)                -
                                                                             ---------------    --------------    --------------
Net income (loss)                                                          $          2,424   $          (170)  $         1,151
                                                                             ===============    ==============    ==============
Income (loss) before extraordinary loss per common share:
  Basic                                                                    $           0.59   $         (0.00)  $          0.28
                                                                             ===============    ==============    ==============
  Diluted                                                                  $           0.58   $         (0.00)  $          0.28
                                                                             ===============    ==============    ==============

Extraordinary loss on debt refinancings per common share:
  Basic                                                                    $          (0.02)  $         (0.04)  $             -
                                                                             ===============    ==============    ==============
  Diluted                                                                  $          (0.02)  $         (0.04)  $             -
                                                                             ===============    ==============    ==============
Net income (loss) per common share:
  Basic                                                                    $           0.57   $         (0.04)  $          0.28
                                                                             ===============    ==============    ==============
  Diluted                                                                  $           0.56   $         (0.04)  $          0.28
                                                                             ===============    ==============    ==============
Weighted average common shares outstanding:
  Basic                                                                           4,244,026         4,202,131         4,144,164
  Diluted                                                                         4,331,700         4,202,131         4,145,866


                See notes to consolidated financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                (in thousands)



                                                                                                                  Accumulated
                                                       Common stock            Additional                            other
                                                  ------------------------       paid in         Retained        comprehensive
                                                   Shares        Amount          capital         earnings        income (loss)
                                                  ----------    ----------    --------------    ------------    -----------------
Balance, December 31, 1996                            4,232   $        42   $        14,011   $       1,526   $              556
Comprehensive income:
       Net income                                         -             -                 -           1,151                    -
       Other comprehensive income:
            Foreign currency translation
                 adjustments                              -             -                 -               -                 (705)

       Comprehensive income
Stock issuance                                            -             -               (35)              -                    -
                                                  ----------    ----------    --------------    ------------    -----------------
Balance, December 31, 1997                            4,232            42            13,976           2,677                 (149)
Comprehensive income:
       Net loss                                           -             -                 -            (170)                   -
       Other comprehensive income:
            Foreign currency translation
                 adjustments                              -             -                 -               -                  261

       Comprehensive income
Stock issuance                                           50             -               228               -                    -
Compensation expense recognized
     for stock options                                    -             -                12               -                    -
                                                  ----------    ----------    --------------    ------------    -----------------
Balance, December 31, 1998                            4,282            42            14,216           2,507                  112
Comprehensive income:
       Net income                                         -             -                 -           2,424                    -
       Other comprehensive income:
            Foreign currency translation
                 adjustments                              -             -                 -               -                 (182)

       Comprehensive income (loss)
Exercise of stock options                               148             1               912               -                    -
Common stock redeemed for the
     exercise of stock options                         (137)            -              (936)              -                    -
Compensation expense recognized
     for warrants issued                                  -             -               100               -                    -
Warrants issued in association with
     debt refinancing                                     -             -             1,183               -                    -
                                                  ----------    ----------    --------------    ------------    -----------------
Balance, December 31, 1999                            4,293   $        43   $        15,475   $       4,931   $              (70)
                                                  ==========    ==========    ==============    ============    =================

                                                         Treasury stock               Total
                                                    -------------------------     stockholders'
                                                     Shares         Amount           equity
                                                    ----------    -----------   ------------------
Balance, December 31, 1996                                 88   $       (490) $            15,645
Comprehensive income:
       Net income                                           -              -                1,151
       Other comprehensive income:
            Foreign currency translation
                 adjustments                                -              -                 (705)
                                                                                ------------------
       Comprehensive income                                                                   446
Stock issuance                                            (50)           304                  269
                                                    ----------    -----------   ------------------
Balance, December 31, 1997                                 38           (186)              16,360
Comprehensive income:
       Net loss                                             -              -                 (170)
       Other comprehensive income:
            Foreign currency translation
                 adjustments                                -              -                  261
                                                                                ------------------
       Comprehensive income                                                                    91
Stock issuance                                              -              -                  228
Compensation expense recognized
     for stock options                                      -              -                   12
                                                    ----------    -----------   ------------------
Balance, December 31, 1998                                 38           (186)              16,691
Comprehensive income:
       Net income                                           -              -                2,424
       Other comprehensive income:
            Foreign currency translation
                 adjustments                                -              -                 (182)
                                                                                ------------------
       Comprehensive income (loss)                                                          2,242
Exercise of stock options                                   -              -                  913
Common stock redeemed for the
     exercise of stock options                              -              -                 (936)
Compensation expense recognized
     for warrants issued                                    -              -                  100
Warrants issued in association with
     debt refinancing                                       -              -                1,183
                                                    ----------    -----------   ------------------
Balance, December 31, 1999                                 38   $       (186) $            20,193
                                                    ==========    ===========   ==================

                See notes to consolidated financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                              Year Ended December 31,
                                                                                 --------------------------------------------------
                                                                                     1999              1998              1997
                                                                                 --------------    --------------    --------------
Cash flows from operating activities:
   Net income (loss)                                                           $         2,424   $          (170)  $         1,151
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
     Depreciation and amortization                                                       5,807             4,142             2,654
     Loss on disposal of fixed assets                                                        9               120                 4
     Extraordinary loss                                                                    150               283                 -
     Non-cash portion of unusual charge                                                      -               198                 -
     Provision for doubtful accounts                                                       135               226                10
     Amortization of original issue discount included in interest expense                  260                 -                 -
     Amortization of loan fees                                                             169                51                26
     Compensation expense recognized for issuance of warrants                              100                 -                 -
     Deferred income taxes                                                                (835)           (1,356)             (677)
     Changes in operating assets and liabilities net of effects from acquisitions,
        Billed accounts receivable, net                                                  3,269            (2,312)              228
        Unbilled services                                                               (6,509)              707            (1,236)
        Other assets                                                                       709            (1,137)             (405)
        Accounts payable                                                                   (84)              755            (1,033)
        Accrued expenses                                                                  (282)            1,656               980
        Advanced billing from customers                                                    777            (1,343)            1,216
        Deferred interest payable                                                            -                 -            (1,203)
        Other liabilities                                                                  772             1,026             1,161
                                                                                 --------------    --------------    --------------
        Net cash provided by operating activities                                        6,871             2,846             2,876
                                                                                 --------------    --------------    --------------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                     (26,383)          (12,131)           (1,382)
   Proceeds from the sale of fixed assets                                                  107               142                18
   Capital expenditures                                                                 (3,563)           (1,882)           (1,011)
                                                                                 --------------    --------------    --------------
      Net cash used in investing activities                                            (29,839)          (13,871)           (2,375)
                                                                                 --------------    --------------    --------------

Cash flows from financing activities:
   Borrowings under line-of-credit agreement                                            23,769            43,108            18,010
   Repayments under line-of-credit agreement                                           (31,735)          (37,125)          (17,400)
   Issuance of note payable                                                             43,970            20,093             6,151
   Repayments of note payable                                                          (12,355)          (14,194)           (7,840)
   Repayments under capital lease arrangements                                            (101)             (214)             (240)
   Proceeds from issuance of capital stock/warrants                                      1,161               228               269
                                                                                 --------------    --------------    --------------
      Net cash provided by (used in) financing activities                               24,709            11,896            (1,050)
                                                                                 --------------    --------------    --------------

Effect of exchange rate changes on cash and cash equivalents                                 9                27              (156)
                                                                                 --------------    --------------    --------------
Increase (decrease) in cash and cash equivalents                                         1,750               898              (705)
Cash and cash equivalents at beginning of period                                         1,058               160               865
                                                                                 --------------    --------------    --------------
Cash and cash equivalents at end of period                                     $         2,808   $         1,058   $           160
                                                                                 ==============    ==============    ==============
Non-cash investing and financing activities:
   Acquisition of equipment under capital lease                                $           107   $             -   $            55
                                                                                 ==============    ==============    ==============

                See notes to consolidated financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999
              (in thousands, except share and per share amounts)


1.  Summary of significant accounting policies

Nature of operations and basis of presentation

Opinion Research Corporation (the "Company" or "ORC") was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, social research, information services, marketing services, including a focus on businesses selling primarily to other businesses, and model-based telemarketing. The Company assists clients in evaluating, monitoring and optimizing the effectiveness of their marketing and sales. The Company's services and products address issues such as customer loyalty and retention, market demand and forecasting, corporate image, competitive positioning, public sector primary research, and model-based telemarketing. The Company operates in three industry and three geographic segments.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions are eliminated upon consolidation.

Revenue recognition

Revenues from professional services are recognized at the time services are performed on a percentage of completion basis. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled services are classified as a current asset. Advanced billings from clients in excess of revenue earned are classified as a current liability. The Company grants credit primarily to large companies and government agencies and performs periodic credit evaluations of its clients' financial condition. The Company does not generally require collateral. Credit losses relating to clients consistently have been within management's expectations. For the year ended December 31, 1999, one client accounted for 11% of the Company's total revenues. No single client constituted more than 10% of net accounts receivable at December 31, 1999. As of December 31, 1998, two clients constituted 31% of net accounts receivable and accounted for 30% of revenues for the year ended December 31, 1998. At December 31, 1997, two clients constituted 27% of net accounts receivable and 22% of the Company's total revenues.

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

Foreign currency translation

All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and revenues and expenses are translated using a monthly average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income and are accumulated in stockholder's equity. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts.

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

Earnings per share

Basic and diluted earnings per share are calculated in accordance with Statement No. 128, Earnings per Share. Earnings per share amounts for all periods have been presented in conformity with the requirements of Statement 128.

Comprehensive income

The Company has adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Since this Statement requires only additional disclosure, there will be no effect on the Company's results of operations or financial position. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



1.  Summary of significant accounting policies (continued)

Segments

The Company has adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes annual and interim reporting standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the Company's results of operations or financial position, and was limited to the presentation of its disclosures. See Note 14.

Computer Software

Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use issued by the American Institute of Certified Public Accountants. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use and amortize such costs over the software's estimated useful life.

Impact of Recently Issued Accounting Standards

In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement defers the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement 133 establishes a new model for accounting for derivatives and hedging activities. The Statement requires all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the effects of adoption of Statement 133 on the Company's financial position and results of operations.

Reclassification

Certain amounts in prior years have been reclassified to conform to the 1999 presentation. These reclassifications had no impact on the Company's results of operations or financial position.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



2.  Acquisitions

In 1997, the Company completed a stock purchase of a company in Korea and the asset purchase of companies in Taiwan and Mexico. Additionally, the Company's two operating units in the U.K. were merged into one unit and renamed O.R.C. International, Ltd.

In January 1998, ORC ProTel, Inc. ("ProTel"), a newly created subsidiary of the Company, purchased certain assets (not including cash or accounts receivable) and assumed certain liabilities of Pro Tel Marketing, Inc. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. The purchase price was comprised of a $10,000 cash payment and 400,000 options to purchase common shares of the Company's stock, with the provision that such options may, at the option of the holders, be returned to the Company for cash payment of $2,000 on the second anniversary of the closing. The fair value of these options was $1,691 at the acquisition date and $2,000 at December 31, 1999. This amount is recorded as other long-term liabilities in the Company's consolidated financial statements. In January 2000, these options were returned to the Company for a payment of $2,000. The fair value of the assets acquired and liabilities assumed was $632 and $143, respectively. The Company incurred $543 of costs related to the acquisition. Identifiable intangible assets valued at $1,250 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets acquired in the amount of $10,495 has been recorded as goodwill to be amortized using the straight-line method over a period of fifteen years.

In addition, over the years 1998 through 2000, the sellers may earn up to an additional $10,000 of cash payments, contingent upon ProTel achieving certain targets for revenues and earnings before interest, income taxes, depreciation, and amortization. Based on 1999 and 1998 operating results, additional payments totaling $2,897 and $3,068 were made to the principals and broker in March 2000 and 1999, respectively. The additional consideration has been recorded as goodwill and is being amortized over the remaining life of the original goodwill.

The Company acquired all of the outstanding shares of stock of Macro International Inc. ("Macro) pursuant to a Stock Purchase Agreement dated April 30, 1999. The purchase price was comprised of a $22,300 cash payment and approximately $1,010 of additional costs related to the acquisition. The fair value of the net assets acquired was $8,742. Identifiable intangible assets valued at $2,960 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets acquired and identifiable intangible assets of $11,608 has been recorded as goodwill to be amortized using the straight-line method over a period of twenty years.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



2.   Acquisition (continued)

In addition, over the next two years, the sellers may earn up to an additional $8,700 of cash payments, contingent upon Macro achieving certain future targets for revenues and earnings before interest, income taxes, depreciation and amortization. The pro forma adjustments presented do not give effect to any such contingent payments.

The unaudited pro forma results of operations for the years ended December 31, 1999, 1998 and 1997, which assumes the consummation of the ProTel and Macro purchases as of January 1, 1997, are as follows:

                                                                 Years Ended December 31,
                                                       1999                1998                1997
                                                   -------------       -------------       -------------
      Revenues                                          $140,714            $134,856            $125,218
      Net income (loss)                                 $  1,874               ($693)           $    790

      Net income (loss) per share:
           Basic                                        $   0.44              ($0.16)           $   0.19
           Diluted                                      $   0.43              ($0.16)           $   0.19

The pro forma net income (loss) includes adjustment for amortization of goodwill and intangible assets, adjustment of interest expense, and the related income tax effect of such adjustments.

3.  Property and equipment

Property and equipment consists of the following:

                                                                            December 31,
                                                                 --------------------------------
                                                                       1999             1998
                                                                 --------------    --------------
     Leasehold improvements                                             $ 3,198           $ 2,057
     Computer equipment and software                                     12,334             9,494
     Furniture, fixtures, and equipment                                   4,797             3,959
     Equipment under capital lease obligations                              276               366
                                                                 --------------    --------------
                                                                         20,605            15,876
     Less accumulated depreciation & amortization                        11,790            10,455
                                                                 --------------    --------------
     Property and equipment, net                                        $ 8,815           $ 5,421
                                                                 ==============    ==============

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.  Property and equipment (continued)

Depreciation expense of $3,053, $2,337, and $1,628 was charged to earnings for the years ended December 31, 1999, 1998, and 1997.

4.  Intangible assets

Intangible assets are as follows:

                                                                            December 31,
                                                                 --------------------------------
                                                                       1999              1998
                                                                 --------------    --------------
     Intangible assets                                                  $ 9,098           $ 6,214
     Less accumulated amortization                                        4,881             4,013
                                                                 --------------    --------------
     Intangible assets, net                                             $ 4,217           $ 2,201
                                                                 ==============    ==============

     Goodwill                                                           $42,245           $26,507
     Less accumulated amortization                                        4,657             2,848
                                                                 --------------    --------------
     Goodwill, net                                                      $37,588           $23,659
                                                                 ==============    ==============

Amortization expense of goodwill and intangible assets for the years ended 1999, 1998 and 1997 was $2,754, $1,805, and $1,026, respectively.

5.  Income taxes

For financial reporting purposes, income (loss) before income taxes and extraordinary loss consists of the following:

                                                                  Year Ended December 31,
                                                  ----------------------------------------------------
                                                        1999               1998               1997
                                                  --------------    ---------------     --------------
     United States                                        $4,373              $ 675             $2,343
     Foreign                                                  85               (206)              (216)
                                                  --------------    ---------------     --------------
                                                          $4,458              $ 469             $2,127
                                                  ==============    ===============     ==============

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



5.  Income taxes (continued)

The provision (benefit) for income taxes excluding extraordinary loss consists of the following:

                                                                  Year Ended December 31,
                                                  ----------------------------------------------------
                                                        1999               1998               1997
                                                  --------------    ---------------     --------------
     Current:
          Federal                                         $1,010            $ 1,610             $1,520
          State                                              274                230                117
          Foreign                                             86                  5                (14)
                                                  --------------    ---------------     --------------
          Total current                                    1,370              1,845              1,623
                                                  --------------    ---------------     --------------

     Deferred:
          Federal                                            379             (1,084)              (496)
          State                                              167               (245)              (146)
          Foreign                                             28                (27)                (5)
                                                  --------------    ---------------     --------------
          Total deferred                                     574             (1,356)              (647)
                                                  --------------    ---------------     --------------
                                                          $1,944            $   489             $  976
                                                  ==============    ===============     ==============

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes and extraordinary loss is as follows:

                                                                         Year Ended December 31,
                                                             ---------------------------------------------
                                                                  1999            1998             1997
                                                             -----------     ------------     ------------
     Statutory rate applied to pre-tax income                     $1,516            $ 159            $ 723
     Add (deduct):
          State income taxes, net of federal benefit                 291              (10)              77
          Foreign operating losses for which a tax
            benefit has not been recorded                             85               48               55
          Effect of non-deductible goodwill amortization             251              106              107
          Effect of other non-deductible expenses                     36              120               46
          Tax credits                                               (100)               -                -
          Other                                                     (135)              66              (32)
                                                             -----------     ------------     ------------
                                                                  $1,944            $ 489            $ 976
                                                             ===========     ============     ============

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.  Income taxes (continued)

The Company's deferred tax liabilities and assets consists of the following temporary differences:

                                                                             December 31,
                                                                 ----------------------------------
                                                                       1999               1998
                                                                 --------------     ---------------
     Deferred tax liabilities:
        Intangibles                                                     ($1,026)        $         -
        Capitalized production costs                                       (378)               (669)
                                                                 --------------     ---------------
           Total deferred tax liabilities                                (1,404)               (669)
                                                                 --------------     ---------------
     Deferred tax assets:
        Reserves for doubtful accounts                                       90                 149
        Fixed assets                                                        (65)                 55
        Compensation                                                        431               1,186
        Net operating loss carryforwards                                      -                  35
        Valuation allowance                                                 (95)                (34)
        Other                                                               (91)                209
                                                                 --------------     ---------------
           Total deferred tax assets                                        270               1,600
                                                                 --------------     ---------------
     Net deferred tax assets (liabilities)                              ($1,134)             $  931
                                                                 ==============     ===============

At December 31, 1999 and 1998, the Company has net short-term deferred tax assets in the amount of $98 and $1,335, respectively, which are reported in the balance sheet in prepaid and other current assets. At December 31, 1999 and 1998, unremitted earnings of foreign subsidiaries were approximately $654 and $240, respectively. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Income taxes paid in the U.S. in 1999, 1998, and 1997 were $968, $1,959, and $841, respectively. Income taxes of $39, $27 and $0 were paid in the U.K. in 1999, 1998, and 1997, respectively.

6.  Debt

Debt consists of the following:

                                                                            December 31,
                                                                 --------------------------------
                                                                       1999              1998
                                                                 --------------    --------------
     Working capital facilities                                         $ 4,253           $ 6,973
     Notes payable                                                       43,085            11,250
                                                                 --------------    --------------
     Total debt                                                          47,338            18,223
     Less current maturities                                              2,027             2,623
                                                                 --------------    --------------
     Long-term portion                                                  $45,311           $15,600
                                                                 ==============    ==============

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


6.  Debt (Continued)

In May 1999, in connection with the acquisition of Macro, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (8.5% at December 31, 1999) plus 125 basis points or LIBOR (3-month LIBOR was 6.13% at December 31,
1999) plus 275 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments commencing September 30, 1999. As of December 31, 1999, the Company had approximately $15,846 of additional credit available under the Senior Facility. Given that the interest rates on the revolving credit facility and the notes are based on current market rates, the carrying value of the amounts due under the credit facility approximates their fair value at December 31, 1999.

In May 1999, the Company also issued $15,000 of subordinated debentures to a financial institution. In exchange for consideration received in connection with this debt, the Company also issued warrants to purchase a maximum of 437,029 shares of the Company's common stock at an exercise price of $5.422 per share. The warrants are exercisable from the date of issuance and expire in 2007. The subordinated financing has an eight-year term and a coupon rate of 12%. The fair market value of $14,020 at December 31, 1999 is included in the notes payable in the previously presented debt table.

All debt outstanding as of May 26, 1999 was repaid with proceeds from the above borrowings. In conjunction with its new credit facilities, the Company incurred costs of $2,154, which are recorded as other long-term assets in the Company's consolidated financial statements and are being amortized over the term of the facilities. The Company also recorded an after-tax, non-cash charge of $90 for the write-off of unamortized loan fees from the previous credit facility. This charge is shown as an extraordinary loss from debt refinancing.

Aggregate maturities of debt for the years ending December 31 are as follows:

     2000........................................................     $ 2,027
     2001........................................................       3,038
     2002........................................................       4,500
     2003........................................................       6,000
     2004........................................................       8,500
     Thereafter..................................................      24,253

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.  Debt (Continued)

The Company paid interest of $2,123, $1,527, and $679 during the years ended December 31, 1999, 1998, and 1997, respectively. Also during 1997, the Company paid $1,203 of deferred interest associated with the repayment of its subordinated debt.

7.  Leases

Future minimum payments required under capital and operating leases that have noncancelable lease terms in excess of one year are as follows:

                                                                              Capital           Operating
                                                                              Leases              Leases
                                                                          -------------      --------------
          2000..............................................                       $ 40             $ 5,754
          2001..............................................                         27               5,341
          2002..............................................                         27               5,193
          2003..............................................                         27               4,507
          2004..............................................                          -               2,076
          Thereafter........................................                          -               2,552
                                                                          -------------      --------------
          Total minimum lease payments......................                       $121             $25,423
                                                                                             ==============
          Less amounts representing interest................                         21
                                                                          -------------
          Capitalized lease obligations.....................                       $100
                                                                          =============

At December 31, 1999, the current portion of capital lease obligations of $31 was recorded in the balance sheet in other current liabilities. Rent expense under operating leases was $4,768, $2,641, and $2,178, for the years ended December 31, 1999, 1998 and 1997, respectively. Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on similar properties.

8.  Interest Rate Instruments

At December 31, 1999, the Company had an interest rate cap agreement outstanding for a notional amount of $3,000. This agreement will expire in 2001.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Interest Rate Instruments (continued)

In 1998, the Company entered into interest rate cap and interest rate swap agreements to reduce its exposure to fluctuations in interest rates. As of December 31, 1998, selected information related to such agreements was as follows:

                            Notional Amount        Maturity        Fair Value
                          -------------------     ----------     --------------
     Interest Rate Cap          $ 3,000              2001              $ 2
     Interest Rate Swap         $11,250              2003              $29

The interest rate cap agreement required a premium payment to the counterparty based upon the notional principal amount. The interest rate cap agreement entitles the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate stated in the agreement. The Company utilized an interest rate swap agreement to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under the Company's interest rate swap agreement, the Company paid a fixed rate of interest and received a 3-month LIBOR floating rate. The swap agreement was liquidated in May 1999.

9.  Pension

The Company maintains a defined contribution pension and profit sharing plan covering substantially all employees ("ORC Plan") except Macro, which maintains a separate profit sharing/401k plan ("Macro Plan"). Under both plans, employees may contribute up to 15% of their annual salary but not to exceed the maximum allowable under the Internal Revenue Code. The respective Board of Directors may elect to match employees' contributions or contribute to the profit sharing plan. ORC Plan assets include 206,625 and 310,625 shares of common stock of the Company as of December 31, 1999 and 1998, respectively. The Company contributed $250, $95, and $104 to the ORC Plan in 1999, 1998, and 1997, respectively. In 1999, the Company contributed $765 to the Macro Plan.

10. Stockholders' equity

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

For 1999, all outside directors were granted the "formula number" of 5,000 shares. In addition, each director who chaired a committee was granted options to purchase an additional 5,000 shares of the Company's common stock. The "formula number" for 1998 and 1997 was 15,000 shares for those Non-employee Directors who have served as a member of the Board of Directors for a period of three full years or more, and 5,000 shares for all other Non-employee Directors.

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

                                                                                      Weighted
                                                                  Number               Average
                                                                 of Shares          Exercise Price
                                                               --------------     ------------------
          Outstanding balance at December 31, 1996                    690,292           $6.01

          1997
          ----
          Granted                                                     595,206           $5.55
          Canceled                                                   (327,458)          $6.22
                                                               --------------
          Outstanding Balance at December 31, 1997                    958,040           $5.65

          1998
          ----
          Granted                                                     236,000           $5.60
          Canceled                                                    (24,334)          $5.61
                                                               --------------
          Outstanding Balance at December 31, 1998                  1,169,706           $5.64

          1999
          ----
          Granted                                                      50,000           $5.35
          Canceled                                                   (117,332)          $5.56
          Exercised                                                  (147,582)          $6.18
                                                               --------------
          Outstanding Balance at December 31, 1999                    954,792           $5.55
                                                               ==============

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

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock options (continued)

Additionally, in December 1997, 200,000 non-plan options were granted to three senior executives. These non-plan options were issued with an exercise price equal to the market value of the stock at the date of grant. These options have a vesting period of three years and a life of seven years. As of December 31, 1999, 140,000 were issued and outstanding. These options are included in the previously presented option table.

Options exercisable at December 31, 1999, 1998 and 1997 were 736,960, 733,708, and 533,791, respectively. Exercise prices for options outstanding as of December 31, 1999 for the plan ranged from $3.63 to $8.00 per share. The weighted average remaining term of the outstanding options is 4.64 years.

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

                                                                       1999            1998             1997
                                                                    -----------    ------------     ------------
          Net income (loss) - as reported.......................       $2,424          ($170)          $1,151
          Net income (loss) - pro forma.........................       $2,239          ($514)          $  593
          Earnings (loss) per share - as reported...............       $  .56          ($.04)          $  .28
          Earnings (loss) per share - pro forma.................       $  .52          ($.12)          $  .14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                       1999            1998             1997
                                                                    -----------     ------------     ------------
          Expected dividend yield...............................           0%               0%               0%
          Expected stock price volatility.......................        63.1%            42.3%            40.2%
          Risk-free interest rate...............................         5.4%             5.5%             5.5%
          Expected life of options..............................      7 years          7 years          7 years

The weighted average fair value of options granted during 1999 and 1998 was $3.56 and $2.97 per share, respectively.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock options (continued)

As of December 31, 1999, the Company has 692,029 warrants issued and outstanding with a weighted average exercise price of $5.36. These warrants are immediately exercisable.

12. Earnings per share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                        Years Ended December 31,
                                                            ----------------------------------------------
                                                                 1999             1998             1997
                                                            -------------    ------------     ------------
                                                                 (000's omitted, except per share data)
Numerator:
   Income (loss) before extraordinary loss                         $2,514            ($20)          $1,151
                                                            -------------    ------------     ------------
   Numerator for basic and diluted earnings per share              $2,514            ($20)          $1,151
                                                            =============    ============     ============
Denominator:
 Denominator for basic earnings per share,
   Weighted-average shares                                          4,244           4,202            4,144
   Effect of dilutive stock options                                    88               -                2
                                                            -------------    ------------     ------------
 Denominator for diluted earnings per share
        Adjusted weighted-average shares                            4,332           4,202            4,146
                                                            -------------    ------------     ------------

Basic earnings per share                                           $  .59          $  .00           $  .28
                                                            =============    ============     ============
Diluted earnings per share                                         $  .58          $  .00           $  .28
                                                            =============    ============     ============

13. Split-dollar life insurance

The Company has entered into certain agreements with trusts established in the names of two officers of the Company. Under these agreements, the Company pays certain premiums on life insurance policies on the officers, to which the trusts are the beneficiaries. The Company has been assigned certain rights to the assets of the trusts as collateral for the premiums paid on these life insurance policies. The amounts paid by the Company for the premiums on these policies were $57 and $123 for the year ended December 31, 1999 and 1998, respectively. These amounts are recorded in other assets in the accompanying consolidated balance sheets. In the event the policies are terminated, the officers have guaranteed the repayment of the amounts due from their respective trusts, and have pledged certain of their personal assets to the Company to collateralize such guarantees (See Note 15).

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Segments

The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has four reportable segments: U.S. Market Research, U.K. Market Research, Teleservices, and Social Research, the business segment operated by Macro. There were no significant intersegment events which materially affected the financial statements. The Company measures segment profits as operating profit, which is defined as income before interest expenses and income taxes. Information on segments and a reconciliation to consolidated total, are as follows:

                                       U.S. Market    U.K. Market                    Social       Total
                                         Research      Research      Teleservices   Research       Segments    Other  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999:
-----------------------------

Revenues from external customers          $36,915        $15,411         $16,907     $44,961        $114,194  $ 4,427    $118,621
Depreciation and amortization               1,906            750           1,442       1,568           5,666      141       5,807
Operating income                            3,227            174           1,965       2,815           8,181      282       8,463
Interest expense                                                                                                4,005       4,005
Income (loss) before income taxes
 and extraordinary loss                                                                                                  $  2,514

Total assets                              $22,163        $ 9,829         $20,072     $37,559        $ 89,623  $ 2,343    $ 91,966
Capital expenditures                      $   632        $ 1,414         $ 1,094     $   438        $  3,578  $    92    $  3,670

Year Ended December 31, 1998:
-----------------------------

Revenues from external customers          $40,144        $14,349         $14,986           -        $ 69,479  $ 3,688    $ 73,167
Depreciation and amortization               1,798            632           1,568           -           3,998      144       4,142
Unusual charge                                                                                                 (2,470)     (2,470)
Operating income                            3,561            253           1,083           -           4,897   (2,557)      2,340
Interest expense                                                                                                1,871       1,871
Income (loss) before income taxes
And extraordinary loss                                                                                                   $    469
Total assets                              $24,044        $ 8,832         $16,259           -        $ 49,135  $ 1,769    $ 50,904
Capital expenditures                      $ 1,134        $   421         $   269           -        $  1,824  $    58    $  1,882

Year Ended December 31, 1997:
-----------------------------

Revenues from external customers          $36,726        $14,116         $ 2,377           -        $ 53,219  $ 3,454    $ 56,673
Depreciation and amortization               1,870            647              52           -           2,569       85       2,654
Operating income (loss)                     2,856           (136)           (264)          -           2,456      345)      2,801
Interest expense                                                                                                  674         674
Income before income taxes                                                                                               $  2,127
Total assets                              $21,182        $ 8,794         $ 1,528           -        $ 31,504  $   976    $ 32,480
Capital expenditures                      $   635        $   177         $   154           -        $    966  $    45    $  1,011
----------------------------------------------------------------------------------------------------------------------------------

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Segments (continued)

International long-lived assets are $6,444, $5,960 and $5,335 in 1999, 1998, and 1997, respectively. In 1999, revenues from one customer of the Company's Social Research segment represented $12,592 of the Company's total revenues. In 1998 and 1997, revenues from one client of the Company's Teleservices and U.S. Market Research segment represented $13,441 and $9,720 of the Company's total revenues, respectively. Revenues in the "other" category were generated from the Company's Asia and Mexico operations. As these segments are not significant, results are not presented separately.

15.  Unusual charge

In the fourth quarter of 1998, the Company took a fourth quarter pre-tax charge of $2,470 for expenses incurred in relation to an agreement with its former Chief Executive Officer providing for his resignation as a Director, Chairman, and Chief Executive Officer of the Company and the buy-out of his pre-existing employment contract. Included in the pre-tax charge of $2,470 was a write-off of $186 related to the termination of a split-dollar life insurance policy for this former officer and the cancellation of the repayment guarantee.

16.  Extraordinary losses

The Company recorded extraordinary losses, net of tax benefits, of $90 and $150 in 1999 and 1998, respectively. These non-cash charges resulted from the write-off of unamortized loan origination fees in connection with debt refinancings during each period.

                Schedule II - Valuation and Qualifying Accounts
                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           (in Thousands of Dollars)
------------------------------------------------------------------------------
Rule 12-09.  Valuation and Qualifying Accounts
------------------------------------------------------------------------------

                                                                           Additions
                                                              -------------------------------------
                                              Balance at        Charged to         Charged to                             Balance
                  Description                  beginning           costs         other accounts      Deductions -         at end
                                               of period        and expenses       - describe          describe          of period
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
Deducted from asset account:
     Allowance for Doubtful Accounts        $         209   $          151                      $        101  (1)    $        259
     Accumulated Amortization:
       Capitalized Production Costs                 1,009               67                                                  1,076
       Goodwill                                     2,848            1,809                                                  4,657
       Intangible Assets                            3,004              801                                                  3,805
                                              ------------    -------------                       -----------          -----------
     Totals                                 $       7,070   $        2,828                      $        101         $      9,797
                                              ============    =============                       ===========          ===========

Year ended December 31, 1998:
Deducted from asset account:
     Allowance for Doubtful Accounts        $         170   $          291                      $        252  (1)    $        209
     Accumulated Amortization:
       Capitalized Production Costs                   931               78                                                  1,009
       Goodwill                                     1,636            1,212                                                  2,848
       Intangible Assets                            2,489              515                                                  3,004
                                              ------------    -------------                       -----------          -----------
     Totals                                 $       5,226   $        2,096                      $        252         $      7,070
                                              ============    =============                       ===========          ===========

Year ended December 31, 1997:
Deducted from asset account:
     Allowance for Doubtful Accounts        $         162   $          153                      $        145  (1)    $        170
     Accumulated Amortization:
       Capitalized Production Costs                   560              371                                                    931
       Goodwill                                     1,194              442                                                  1,636
       Intangible Assets                            2,276              213                                                  2,489
                                              ------------    -------------                       -----------          -----------
     Totals                                 $       4,192   $        1,179                      $        145         $      5,226
                                              ============    =============                       ===========          ===========

------------------------------------------------------------------------------
 (1) Uncollectible accounts written-off

                         OPINION RESEARCH CORPORATION


                          Annual Report on Form 10-K

                                 EXHIBIT INDEX



Exhibit No.
-----------

    3.1 Amended and Restated Certificate of Incorporation of the Registrant -Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993 (the "Form S-1").

    3.2 Amended and Restated By-Laws of the Registrant - Incorporated by reference to Exhibit 3.2 to the Form S-1.

    4.1 Rights Agreement, dated September 13, 1996, between the Registrant and StockTrans, Inc. - Incorporated by reference to
               Exhibit 1 to the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 27, 1996.

    4.2 Amendment to Rights Agreement dated August 8, 1998 - Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K").

  *10.1        Employment Agreement between the Registrant and Michael R.
               Cooper -Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

  *10.2 Agreement and General Release, dated February 12, 1999, between the Registrant and Michael R. Cooper - Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 1999.

  *10.3 Employment Agreement between the Registrant and John F. Short - Incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "1999 10-Q").

  *10.4 Employment Agreement between the Registrant and Douglas L. Cox dated October 26, 1998 - Incorporated by reference to Exhibit
               10.1 to the 1998 10-K.

   *10.5       Employment Agreement between the Registrant and James T.
               Heisler -Incorporated by reference to Exhibit 10.6 to 1994 10-K.

   *10.6 Employment Agreement between the Registrant and Gregory C. Ellis - Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

   *10.7 Employment Agreement among Opinion Research Corporation, ORC ProTel Inc., and Ruth R. Wolf dated January 1, 1998.

   *10.8       Employment Agreement between Macro International Inc. and Frank
               J. Quirk dated May 20, 1999.

   *10.9       Employment Agreement between Macro International Inc. and Michael
               T. Errecart dated May 20, 1999.

   10.10       1997 Stock Incentive Plan - Incorporated by reference to Exhibit
               10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

   10.11 Lease Agreement dated May 15, 1995 between the Registrant and the Maumee Woodlands IV Company (Maumee Facility) - Incorporated by reference to Exhibit 10.15 to the 1995 10-K.

   10.12 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility)
               - Incorporated by reference to Exhibit 10.16 to the Form S-1.

   10.13 Lease dated December 13, 1998 between Life Assurance Holding Corporation Limited and O.R.C. International, Ltd. (UK Facility)
               - Incorporated by reference to Exhibit 10.17 to the 1998 10-K.

   10.14 Lease dated August 27, 1993 between Carrollton Enterprises Associates Limited Partnership and Macro International, Inc.

   10.15 Asset Purchase Agreement between registrant and Pro Tel Marketing, Inc. -Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 1998.

   10.16 Loan and Security Agreement, dated July 20, 1998, among Chase Manhattan Bank, the Bank of New York, and First Union National Bank and Opinion Research Corporation, ORC Inc., and ORC ProTel, Inc. - Incorporated by reference to Exhibit 10.19 to the 1998 10-K.

   10.17 Credit Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 1999 10-Q.

   10.18 Security Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.2 to the 1999 10-Q.

   10.19 Guaranty dated May 26, 1999 by ORC Teleservice Corp., ORC ProTel, Inc., Macro International Inc., and Quantum Research Corporation for the benefit of Heller Financial, Inc. - Incorporated by reference to Exhibit 10.3 to the 1999 10-Q.

   10.20 Subsidiary Security Agreement dated May 26, 1999 by ORC Teleservice Corp., ORC ProTel, Inc., Macro International Inc., Quantum Research Corporation and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.4 to the 1999 10-Q.

   10.21 Investment Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Investment Corporation, and Allied Capital Corporation. -Incorporated by reference to Exhibit 10.5 to the 1999 10-Q.

   10.22 Subsidiary Guaranty dated May 26, 1999 by ORC Teleservice Corp., ORC ProTel, Inc., Macro International Inc., and Quantum Research Corporation for the benefit of Allied Capital Corporation and Allied Investment Corporation. -Incorporated by reference to
               Exhibit 10.6 to the 1999 10-Q.

  10.23 Subordinated Debenture for $9.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Capital Corporation. - Incorporated by reference to Exhibit 10.7 to the 1999 10-Q.

  10.24 Subordinated Debenture for $5.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Investment Corporation.
               - Incorporated by reference to Exhibit 10.8 to the 1999 10-Q.

  10.25 Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation. - Incorporated by reference to Exhibit
               10.9 to the 1999 10-Q.

  10.26 Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.10 to the 1999 10-Q.

  10.27 Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.11 to the 1999 10-Q.

   21     Subsidiaries of the Registrant.

   23     Consent of Ernst & Young LLP dated March 20, 2000.

   27     Financial Data Schedule (EDGAR only).