Form 10-Q
period 2000-03-31
OPINION RESEARCH CORP
filed 2000-05-12
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Period from :  ____________  to  ____________

                        Commission file number 0-22554
                                               -------

                         OPINION RESEARCH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     22-3118960
   ------------------------                         -------------------
   (State of incorporation)                           (I.R.S. Employer
                                                    Identification No.)


         23 Orchard Road
          Skillman, NJ                                     08558
----------------------------------------                 ----------
(Address of principle executive offices)                 (Zip Code)



             (Registrant's telephone number, including area code)
                                 908-281-5100
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file such reports):   Yes   X     No      and; (2) has been subject
                                      ----       ----
to such filing requirements for the past 90 days:
Yes   X    No
     ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 4,270,749 shares as of March 31, 2000

                                     INDEX

                 Opinion Research Corporation and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

           Consolidated balance sheets - March 31, 2000 and December 31, 1999

           Condensed consolidated statements of income - Three months ended March 31, 2000 and 1999

           Condensed consolidated statements of cash flows - Three months ended March 31, 2000 and 1999

           Notes to condensed consolidated financial statements - March 31, 2000

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                     March 31,   December 31,
                                                                       2000         1999
                                                                     ----------   ----------
                                    Assets
Current Assets:
    Cash and cash equivalents                                         $ 1,239      $ 2,808
    Accounts receivable:
       Billed                                                          21,331       21,107
       Unbilled services                                               11,826       11,853
                                                                     ----------   ----------
                                                                       33,157       32,960
       Less: allowance for doubtful accounts                              258          259
                                                                     ----------   ----------
                                                                       32,899       32,701
    Prepaid and other current assets                                    1,736        2,034
                                                                     ----------   ----------
Total current assets                                                   35,874       37,543

Property and equipment, net                                             9,248        8,815
Intangibles, net                                                        3,953        4,217
Goodwill, net                                                          37,010       37,588
Other assets                                                            3,782        3,803
                                                                     ----------   ----------
                                                                      $89,867      $91,966
                                                                     ==========  ==========

                     Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                  $ 5,075      $ 3,629
    Accrued expenses                                                    8,283        8,329
    Deferred revenues                                                   2,643        3,450
    Acquisition payable                                                    -         2,897
    Short term borrowings                                               2,013        2,027
    Other current liabilities                                           1,405        1,838
                                                                     ----------   ----------
Total current liabilities                                              19,419       22,170

Long term debt                                                         47,307       45,311
Deferred income taxes                                                   1,163        1,232
Other liabilities                                                       1,051        3,060

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none issued or outstanding                                           -            -
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,308,607 shares issued and 4,270,749 outstanding in 2000
       and 4,292,641 shares issued and 4,254,783 outstanding in 1999       43            43
    Additional paid-in capital                                         15,571        15,475
    Retained earnings                                                   5,715         4,931
    Treasury stock, at cost, 37,858 shares in 2000 and 1999              (186)         (186)
    Accumulated other comprehensive income (loss):
        Foreign currency translation adjustment                          (216)          (70)
                                                                     ----------   ----------
Total stockholders' equity                                             20,927        20,193
                                                                     ----------   ----------
                                                                      $89,867      $91,966
                                                                     ==========   ==========

--------------------------------------------------------------------------------


                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                     2000            1999
                                                  ------------    ------------

Revenues                                        $      38,911   $      17,342
Cost of revenues                                       25,596          10,098
                                                  ------------    ------------
     Gross profit                                      13,315           7,244
Selling, general and administrative expenses            8,831           4,791
Depreciation and amortization                           1,708           1,015
                                                  ------------    ------------
     Operating income                                   2,776           1,438
Interest expense, net                                   1,357             424
                                                  ------------    ------------
     Income before provision for income taxes           1,419           1,014
Provision for income taxes                                635             462
                                                  ------------    ------------
Net income                                      $         784   $         552
                                                   ===========     ===========

Net income per common share:
  Basic                                         $        0.18   $        0.13
                                                   ===========     ===========
  Diluted                                       $        0.16   $        0.13
                                                   ===========     ===========

Weighted average common shares outstanding:
  Basic                                             4,260,052       4,243,889
  Diluted                                           4,912,160       4,320,147

--------------------------------------------------------------------------------


                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------   --------
                                                            2000       1999
                                                          --------   --------

Net cash provided by (used in) operating activities (1) $   2,640  $  (1,378)

Cash flows from investing activities:
  Payments for acquisitions                                (2,914)    (3,000)
  Proceeds from disposal of assets                              -        106
  Capital expenditures                                     (1,346)    (1,109)
                                                          --------   --------
     Net cash used in investing activities                 (4,260)    (4,003)
                                                          --------   --------

Cash flows from financing activities:
  Borrowings under line-of-credit agreements                6,700      8,557
  Repayments under line-of-credit agreements               (4,198)    (3,400)
  Issuance of notes payable                                     -          -
  Repayments of notes payable                                (541)      (625)
  Redemption of acquisition stock options                  (2,000)         -
  Exercise of employee stock options                           96          -
  Repayments under capital lease arrangements                  (6)       (28)
                                                          --------   --------
     Net cash provided by financing activities                 51      4,504
                                                          --------   --------

Decrease in cash and cash equivalents                      (1,569)      (877)
Cash and cash equivalents at beginning of period            2,808      1,058
                                                          --------   --------
Cash and cash equivalents at end of period              $   1,239  $     181
                                                           =======    =======
-------------------------------------------------------------------------------

(1)Includes payments of $1,948 made in the first quarter of 1999 related to the unusual charge of $2,470 recorded in the fourth quarter of 1998 in relation to a separation agreement with the Company's former Chairman and CEO and the buy-out of his pre-existing employment contract.



                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2000
                                  (Unaudited)
                     (in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months
                                                                       Ended March 31,
                                                               -----------------------------
                                                                   2000              1999
                                                               ----------         ----------
Numerator:
   Net income                                                  $        784    $         552
                                                               ------------    -------------
   Numerator for basic and diluted earnings per share          $        784    $         552
                                                               ============    =============

Denominator:
    Denominator for basic earnings per share
      Weighted-average shares                                         4,260            4,244
    Effect of dilutive stock options                                    652               76
                                                               ------------    -------------
    Denominator for diluted earnings per share
      Adjusted weighted-average shares                                4,912            4,320
                                                               ============    =============

Net income per common share:
   Basic earnings per share                                    $       0.18    $        0.13
                                                               ============    =============
   Diluted earnings per share                                  $       0.16    $        0.13
                                                               ============    =============

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

The unaudited pro forma results of operations for the three months ended March 31, 1999, which assumes the consummation of the Macro purchase as of the beginning of the period, is as follows:

        Revenues                                     $33,168
        Net income                                       260

        Net income per share:
          Basic                                      $  0.06
          Diluted                                    $  0.06

The pro forma net income include adjustments for amortization of goodwill and intangible assets, interest expense, and the related income tax effects of such adjustments. Also included in the 1999 period are expenses of $660 incurred by Macro prior to the acquisition for losses on the closure of certain subsidiaries and merger related costs.

NOTE D - CREDIT FACILITY

In May 1999, in connection with the Macro acquisition the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (9.00% at March 31, 2000) plus 125 basis points or LIBOR (3-month LIBOR was 6.26% at March 31, 2000) plus 250 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments commencing September 30, 1999. As of March 31, 2000, the Company had approximately $13,246 of additional credit available under the Senior Facility. Given that the interest rates on the revolving credit facility and the notes are based on current market rates, the carrying value of the amounts due under the credit facility approximates their fair value at March 31, 2000.

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

NOTE E - COMPREHENSIVE INCOME

The Company's comprehensive income for the three months ended March 31, 2000 and 1999, are set forth in the following table:


                                                      2000             1999
                                                  ------------     ------------
Net income                                        $        784     $        552
Other comprehensive income (loss):
  Foreign currency translation adjustment                 (146)            (244)
Comprehensive income                              $        638     $        308
                                                  ============     ============


NOTE F - SEGMENTS

The Company's operations by business segments for the three months ended March 31, 2000 and 1999 are as follows:

                                    U.S. Market   U.K. Market                    Social        Total
                                      Research     Research     Teleservices    Research      Segments     Other     Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 2000:
----------------------------------

Revenues from external customers        $9,139      $4,276        $5,143        $19,346       $37,904      $1,007       $38,911
Operating income                           673         188           538          1,388         2,787         (11)        2,776
Interest expense                                                                                                          1,357
Income before income taxes                                                                                              $ 1,419

Three months ended March 31, 1999:
----------------------------------

Revenues from external customers        $9,361      $3,374        $3,811              -       $16,546      $  796       $17,342
Operating income                           788          42           581              -         1,411          27         1,438
Interest expense                                                                                                            424
Income before income taxes                                                                                              $ 1,014
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

Results of Operations - First Quarter 2000 as compared to First Quarter 1999

Revenues increased $21,569, or 124%, to $38,911 in the first quarter of 2000 from $17,342 in the first quarter of 1999. This increase is principally due to $19,346 in revenues generated by ORC Macro, the Company's social research business acquired in the second quarter of 1999 (the "Macro Acquisition"). Revenue increases for the remainder of the Company were due to the growth in the Company's teleservices business, where revenue increased by $1,332, or 35%, and an increase in revenues of $891, or 7%, in the Company's market research business.

Cost of revenues increased $15,498, or 153%, to $25,596 in the first quarter of 2000 from $10,098 in the first quarter of 1999. This increase is principally due to the Macro Acquisition, for which cost of revenues was $13,800 or 89% of the increase. Cost of revenues for the Company's market research business increased by $768, or 9%, and cost of revenues for the teleservices business increased by $930, or 50%, due to the opening of new call centers and resulting volume increases.

Gross profit as a percentage of revenues for the Company decreased to 34% in the first quarter of 2000 from 42% in the first quarter of 1999 due primarily to the impact of the Macro Acquisition, for which the gross profit percentage was 29%. The gross profit percentage for the market research business decreased to 38% from 39% and the gross profit percentage for the teleservices business decreased to 46% from 51%, due to the opening of new call centers.

Selling, general and administrative expenses ("SG&A") increased $4,040, or 84%, to $8,831 in the first quarter of 2000 from $4,791 in the first quarter of 1999. The Macro Acquisition accounted for $3,577 or 89% of the increase, while SG&A for the remainder of the Company increased by $463, or 11%. As a percentage of revenues, consolidated SG&A decreased to 23% from 28%.

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

Depreciation and amortization expense increased by $693, or 68%, to $1,708 in the first quarter of 2000 from $1,015 in the first quarter of 1999. The Macro Acquisition accounted for $581 or 84% of the total increase. As a percentage of revenue, depreciation and amortization on a consolidated basis decreased to 4% from 6%.

Interest expense increased to $1,357 from $424 for the first quarter of 2000 relative to the same period in 1999, primarily due to the increased borrowings to fund the Macro Acquisition.

The provision for income taxes increased to $635 from $462 for the first quarter of 2000 relative to the same period in 1999, due to the higher level of pre-tax earnings. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of the amortization of non-tax deductible goodwill generated from acquisitions and the impact of state income taxes.

As a result of all of the above, net income for the Company increased from $552 to $784 for the three months ended March 31, 1999 and 2000, respectively.

Liquidity and Capital Resources

Net cash provided by operations for the first three months of 2000 was $2,640.

Investing and financing activities for the first three months of 2000 included capital expenditures of $1,346 and payments of $2,914 with respect to earn-out payments for previous acquisitions. Additionally, in January 2000 the Company paid $2,000 to the previous owners of ORC ProTel for options granted at the time of acquisition. These options were recorded as a long-term liability. Net of borrowings for earn-out related payments and the payment for the acquisition options, the Company decreased its borrowings by $2,953 in the first quarter of 2000. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

In May 1999, in connection with the Macro Acquisition, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (9.00% at March 31, 2000) plus 125 basis points or LIBOR (3-month LIBOR was 6.26% at March 31, 2000) plus 250 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments commencing September 30, 1999. As of March 31, 2000, the Company had approximately $13,246 of additional credit available under the Senior Facility. Given that the interest rates on the revolving credit facility and the notes are based on current market rates, the carrying value of the amounts due under the credit facility approximates their fair value at March 31, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risk since December 31, 1999 that would have a material effect on the Company's risk exposure as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


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



                                          Opinion Research Corporation
                                   ------------------------------------------
                                                  (Registrant)




Date:  May 12, 2000                ---------------------------------------------
       ------------                      Douglas L. Cox, Chief Financial Officer

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Opinion Research Corporation
                                   ------------------------------------------
                                                  (Registrant)



Date:  May 12, 2000                            /s/Douglas L. Cox
       ------------                ---------------------------------------------
                                       Douglas L. Cox, Chief Financial Officer