Form 10-Q
period 2000-06-30
OPINION RESEARCH CORP
filed 2000-08-09
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2000

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from: ____________ to ____________

                        Commission file number 0-22554
                                               -------

                         OPINION RESEARCH CORPORATION
        ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      22-3118960
-------------------------------------           --------------------------
    (State of incorporation)                          (I.R.S. Employer
                                                    Identification No.)

        23 Orchard Road
          Skillman, NJ                                     08558
--------------------------------------------    --------------------------
(Address of principle executive offices)                (Zip Code)


                                 908-281-5100
---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:
Yes  X       No ______
   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 4,288,083 shares as of June 30, 2000

                                     INDEX

                 Opinion Research Corporation and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

          Consolidated balance sheets - June 30, 2000 and December 31, 1999

          Condensed consolidated statements of income - Six months ended June 30, 2000 and 1999

          Condensed consolidated statements of cash flows - Six months ended June 30, 2000 and 1999

          Notes to condensed consolidated financial statements - June 30, 2000

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                     June 30,        December 31,
                                                                      2000              1999
                                                                 -------------     -------------
                                    Assets
Current Assets:
 Cash and cash equivalents                                       $       1,762     $       2,808
 Accounts receivable:
  Billed                                                                19,883            21,107
  Unbilled services                                                     14,605            11,853
                                                                 -------------     -------------
                                                                        34,488            32,960
  Less: allowance for doubtful accounts                                    244               259
                                                                 -------------     -------------
                                                                        34,244            32,701
 Prepaid and other current assets                                        1,663             2,034
                                                                 -------------     -------------
Total current assets                                                    37,669            37,543

Property and equipment, net                                              8,791             8,815
Intangibles, net                                                         3,662             4,217
Goodwill, net                                                           39,514            37,588
Other assets                                                             3,697             3,803
                                                                 -------------     -------------
                                                                 $      93,333     $      91,966
                                                                 =============     =============

                     Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                                $       4,316     $       3,629
 Accrued expenses                                                        9,159             8,329
 Deferred revenues                                                       1,921             3,450
 Acquisition payable                                                     3,200             2,897
 Short-term borrowings                                                   2,509             2,027
 Other current liabilities                                               2,306             1,838
                                                                 -------------     -------------
Total current liabilities                                               23,411            22,170

Long term debt                                                          46,094            45,311
Deferred income taxes                                                    1,104             1,232
Other liabilities                                                        1,061             3,060

Stockholders' Equity:
 Preferred stock, $.01 par value, 1,000,000 shares authorized,
  none issued or outstanding                                                 -                 -
 Common stock, $.01 par value, 10,000,000 shares authorized,
  4,325,941 shares issued and 4,288,083 outstanding in 2000
  and 4,292,641 shares issued and 4,254,783 outstanding in 1999             43                43
 Additional paid-in capital                                             15,656            15,475
 Retained earnings                                                       6,549             4,931
 Treasury stock, at cost, 37,858 shares in 2000 and 1999                  (186)             (186)
 Accumulated other comprehensive income (loss):
   Foreign currency translation adjustment                                (399)              (70)
                                                                 -------------     -------------
Total stockholders' equity                                              21,663            20,193
                                                                 -------------     -------------
                                                                 $      93,333     $      91,966
                                                                 =============     =============

-------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                      Three Months Ended                 Six Months Ended
                                                                          June 30,                            June 30,
                                                                  -----------------------------    ----------------------------
                                                                       2000            1999            2000            1999
                                                                  ------------    -------------    ------------    ------------
Revenues                                                          $     40,659    $      28,866    $     79,570    $     46,208
Cost of revenues                                                        27,167           18,595          52,763          28,693
                                                                  ------------    -------------    ------------    ------------
   Gross profit                                                         13,492           10,271          26,807          17,515

Selling, general and administrative expenses                             8,973            6,750          17,804          11,541
Depreciation and amortization                                            1,702            1,454           3,410           2,469
                                                                  ------------    -------------    ------------    ------------
   Operating income                                                      2,817            2,067           5,593           3,505

Interest expense, net                                                    1,351              878           2,708           1,302
                                                                  ------------    -------------    ------------    ------------
   Income before provision for income taxes
    and extraordinary loss                                               1,466            1,189           2,885           2,203

Provision for income taxes                                                 632              594           1,267           1,056
                                                                  ------------    -------------    ------------    ------------
Income before extraordinary loss                                           834              595           1,618           1,147

Extraordinary loss on debt refinancings,
   net of tax benefit of $60 in 1999                                         -              (90)              -             (90)
                                                                  ------------    -------------    ------------    ------------
Net income                                                        $        834    $         505    $      1,618    $      1,057
                                                                  ============    =============    ============    ============

Income before extraordinary loss per common share:
  Basic                                                           $       0.19    $        0.14    $       0.38    $       0.27
                                                                  ============    =============    ============    ============
  Diluted                                                         $       0.18    $        0.14    $       0.34    $       0.27
                                                                  ============    =============    ============    ============

Extraordinary loss on debt refinancings
 per common share:
  Basic                                                           $          -    $       (0.02)   $          -    $      (0.02)
                                                                  ============    =============    ============    ============
  Diluted                                                         $          -    $       (0.02)   $          -    $      (0.02)
                                                                  ============    =============    ============    ============

Net income per common share:
  Basic                                                           $       0.19    $        0.12    $       0.38    $       0.25
                                                                  ============    =============    ============    ============
  Diluted                                                         $       0.18    $        0.12    $       0.34    $       0.25
                                                                  ============    =============    ============    ============

Weighted average common shares outstanding:
  Basic                                                              4,278,178        4,243,889       4,269,115       4,243,889
  Diluted                                                            4,625,318        4,288,099       4,766,225       4,304,123


--------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                               Six Months Ended
                                                                                   June 30,
                                                                      ----------------------------------
                                                                           2000                 1999
                                                                      -------------        -------------
Net cash provided by operating activities                             $       4,384        $         556
                                                                      -------------        -------------

Cash flows from investing activities:
  Payments for acquisitions                                                  (2,914)             (26,383)
  Proceeds from disposal of assets                                                -                  106
  Capital expenditures                                                       (1,901)              (1,489)
                                                                      -------------        -------------
     Net cash used in investing activities                                   (4,815)             (27,766)
                                                                      -------------        -------------

Cash flows from financing activities:
  Borrowings under line-of-credit agreements                                 10,300               17,038
  Repayments under line-of-credit agreements                                 (8,031)             (21,621)
  Issuance of notes payable                                                       -               43,970
  Repayments of notes payable                                                (1,045)             (11,287)
  Redemption of acquisition stock options                                    (2,000)                   -
  Exercise of employee stock options                                            181                    -
  Issuance of warrants                                                            -                1,183
  Repayments under capital lease arrangements                                   (20)                 (56)
                                                                      -------------        -------------
     Net cash provided by (used in) financing activities                       (615)              29,227
                                                                      -------------        -------------

Decrease in cash and cash equivalents                                        (1,046)               2,017
Cash and cash equivalents at beginning of period                              2,808                1,058
                                                                      -------------        -------------
Cash and cash equivalents at end of period                            $       1,762        $       3,075
                                                                      =============        =============

--------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (Unaudited)
                     (in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months          Six Months
                                          Ended June 30,       Ended June 30,
                                          ---------------     ----------------
                                           2000     1999       2000      1999
                                          ------   ------     ------    ------
Numerator:
  Income before extraordinary loss        $  834   $  595     $1,618    $1,147
                                          ------   ------     ------    ------

Numerator for basic and diluted earnings
  per share                               $  834   $  595     $1,618    $1,147
                                          ======   ======     ======    ======

Denominator:
  Denominator for basic earnings per
     share,
    Weighted-average shares                4,278    4,244      4,269     4,244
      Effect of dilutive stock options       347       44        497        60
                                          ------   ------     ------    ------
  Denominator for diluted earnings per
     share
    Adjusted weighted-average shares       4,625    4,288      4,766     4,304
                                          ======   ======     ======    ======

Basic earnings per share                  $ 0.19   $ 0.14     $ 0.38    $ 0.27
                                          ======   ======     ======    ======
Diluted earnings per share                $ 0.18   $ 0.14     $ 0.34    $ 0.27
                                          ======   ======     ======    ======

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

Based upon Macro's operating results for period ended April 30, 2000, additional payments of $3,200 are due to the sellers. Such additional consideration, which was paid in July has been recorded as goodwill and is being amortized over the remaining life of the goodwill.

In addition, over the next year, the sellers may earn up to an additional $5,500 of cash payments, contingent upon Macro achieving certain performance targets for revenues and earnings before interest, income taxes, depreciation and amortization. The pro forma amounts presented below do not give effect to any such contingent payments.

The unaudited pro forma results of operations for the six months ended June 30, 1999, which assumes the consummation of the Macro purchase as of the beginning of the period, is as follows:


     Revenues                                       $68,301
     Income before extraordinary loss                   418

     Income before extraordinary loss per share:
        Basic                                       $  0.10
        Diluted                                     $  0.10

The pro forma net income includes adjustments for amortization of goodwill and intangible assets, interest expense, and the related income tax effects of such adjustments. Also included in the 1999 period are expenses of $660 incurred by Macro prior to the acquisition for losses on the closure of certain subsidiaries and merger related costs.

NOTE D - CREDIT FACILITY

In May 1999, in connection with the Macro acquisition, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (9.50% at June 30, 2000) plus 125 basis points or LIBOR (3-month LIBOR was 6.70% at June 30, 2000) plus 275 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments commencing September 30, 1999. As of June 30, 2000, the Company had approximately $9,781 of additional credit available under the Senior Facility. Given that the interest rates on the revolving credit facility and the term notes are based on current market rates, the carrying value of the amounts due under the credit facility approximates their fair value at June 30, 2000.

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

NOTE E - COMPREHENSIVE INCOME

The Company's comprehensive income for the three and six months ended June 30, 2000 and 1999, are set forth in the following table:


                                      Three Months           Six Months
                                     Ended June 30,        Ended June 30,
                                    2000        1999       2000     1999
                                   ------      ------     ------   ------

Net income                         $  834      $  505     $1,618   $1,057
Other comprehensive loss:
    Foreign currency translation
     adjustment                      (183)        (37)      (329)    (281)
                                   ------      ------     ------   ------
Comprehensive income               $  651      $  468     $1,289   $  776
                                   ======      ======     ======   ======

NOTE F - SEGMENTS

The Company's operations by business segments for the three and six months ended June 30, 2000 and 1999 are as follows:


                                     U.S. Market      U.K. Market                    Social         Total
                                      Research         Research      Teleservices   Research       Segments    Other   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2000:
---------------------------------

Revenues from external
   customers                           $8,314           $4,202        $4,802         $22,655        $39,973    $686        $40,659
Operating income (loss)                   288              261           625           1,693          2,867     (50)         2,817
Interest expense, net                                                                                                        1,351
Income before income taxes                                                                                                  $1,466

Three months ended June 30, 1999:
---------------------------------

Revenues from external
   customers                           $9,184           $3,610        $4,499         $10,573        $27,866  $1,000        $28,866
Operating income                          987               56           497             481          2,021      46          2,067
Interest expense, net                                                                                                          878
Income before income taxes
   and extraordinary loss                                                                                                   $1,189

Six months ended June 30, 2000:
-------------------------------

Revenues from external
   customers                          $17,453           $8,478        $9,945         $42,001        $77,877  $1,693        $79,570
Operating income (loss)                   919              449         1,163           3,081          5,612     (19)         5,593
Interest expense, net                                                                                                        2,708
Income before income taxes                                                                                                  $2,885

Six months ended June 30, 1999:
-------------------------------

Revenues from external
   customers                          $18,545           $6,984        $8,310         $10,573        $44,412  $1,796        $46,208
Operating income                        1,775               98         1,078             481          3,432      73          3,505
Interest expense, net                                                                                                        1,302
Income before income taxes
   and extraordinary loss                                                                                                   $2,203

----------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

Results of Operations - Second Quarter 2000 as Compared to Second Quarter 1999


Revenues increased $11,793, or 41%, to $40,659 in the second quarter of 2000 from $28,866 in the second quarter of 1999. This increase was generated by ORC Macro, the Company's social research business, acquired as of April 30, 1999 (the "Macro Acquisition"), which accounted for $12,082 of the increase. Revenues increased by $303, or 7%, in the teleservices business, and decreased by $495, or 4%, in the market research business.

Cost of revenues increased $8,572, or 46%, to $27,167 in the second quarter of 2000 from $18,595 in the second quarter of 1999. This increase is due to the Macro Acquisition, which accounted for an increase in cost of revenues of $8,825. Cost of revenues for the Company's market research business decreased by $274, or 3%, and cost of revenues for the teleservices business increased by $76, or 3%.

Gross profit as a percentage of revenues for the Company decreased to 33.2% in the second quarter of 2000 from 35.6% in the second quarter of 1999, due primarily to the impact of the Macro Acquisition, for which the gross profit percentage was 27.2%. The gross profit percentage for the market research business decreased slightly to 38.5% from 38.7% and the gross profit percentage for the teleservices business increased to 46.8% from 44.9%.

Selling, general and administrative expenses ("SG&A") increased $2,223, or 33%, to $8,973 in the second quarter of 2000 from $6,750 in the second quarter of 1999. The Macro Acquisition accounted for $1,883 or 85% of the increase, while SG&A for the remainder of the Company increased by $340, or 7%. As a percentage of revenues, consolidated SG&A decreased to 22% from 23%.

The lower gross profit and lower SG&A percentages for the Macro Acquisition are due to the nature of its business, as approximately 80% of Macro's business is conducted with government entities. Consequently, in accordance with the prescribed accounting procedures for government contractors, Macro's cost of revenues reflect certain costs attributable to its contract projects which the Company classifies as general and administrative expenses for its other operating segments. Therefore, the inclusion of Macro in the operating results of the Company has, and will continue to have, the effect of lowering, as a percentage of revenues, the consolidated gross profit and SG&A.

Depreciation and amortization expense increased by $248, or 17%, to $1,702 in the second quarter of 2000 from $1,454 in the second quarter of 1999. The Macro Acquisition accounted for $162, or 65%, of the total increase. As a percentage of revenue, depreciation and amortization expense decreased to 4% from 5%.

Interest expense increased to $1,351 from $878 for the second quarter of 2000 relative to the same period in 1999, primarily due to the increased borrowings and the increase in variable rates, to fund the Macro Acquisition.

The provision for income taxes increased to $632 from $594 for the second quarter of 2000 relative to the same period in 1999, due to the higher level of pre-tax earnings. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of the amortization of non-tax deductible goodwill generated from acquisitions and the impact of state income taxes.

As a result of all of the above, income before an extraordinary loss increased from $595 to $834 for the three months ended June 30, 1999 and 2000, respectively.


Results of Operations - Six Months Year-to-Date 2000 as Compared to Six Months Year-to-Date 1999

Revenues increased $33,362, or 72%, to $79,570 in the first six months of 2000 from $46,208 in the first six months of 1999. This increase is principally due to the Macro Acquisition, which accounted for $31,428 of the increase. Revenue increases for the remainder of the Company were due to the growth in the Company's teleservices business, where revenue increased by $1,635, or 20%, and an increase in revenues of $520, or 2%, in the Company's market research business.

Cost of revenues increased $24,070, or 84%, to $52,763 in the first six months of 2000 from $28,693 in the first six months of 1999. This increase is principally due to the Macro Acquisition, which accounted for $22,625 of the increase. Cost of revenues for the Company's market research business increased by $618, or 4%, and cost of revenues for the teleservices business increased by $1,006, or 23%, due to the opening of new call centers and resulting volume increases.

Gross profit as a percentage of revenues for the Company decreased to 34% in the first six months of 2000 from 38% in the first six months of 1999 due primarily to the impact of the Macro Acquisition, for which the gross profit percentage was 28%. The gross profit percentage for the market research business decreased to 38% from 39% and the gross profit percentage for the teleservices business decreased to 46% from 48%, due to the opening of new call centers.

Selling, general and administrative expenses ("SG&A") increased $6,263, or 54%, to $17,804 in the first six months of 2000 from $11,541 in the first six months of 1999. The Macro Acquisition accounted for $5,460, or 87%, of the increase, while SG&A for the remainder of the Company increased by $803, or 8%. As a percentage of revenues, consolidated SG&A decreased to 22% from 25%.

The lower gross profit and lower SG&A percentages for the Macro Acquisition are due to the nature of its business, as approximately 80% of the Macro Acquisition's business is conducted with government entities. Consequently, in accordance with the prescribed accounting procedures for government contractors, the Macro Acquisition's cost of revenues reflect certain costs attributable to its contract projects which the Company classifies as general and administrative expenses for its other operating segments. Therefore, the inclusion of Macro in the operating results of the Company has, and will continue to have, the effect of lowering, as a percentage of revenues, the consolidated gross profit and SG&A.

Depreciation and amortization expense increased by $941, or 38%, to $3,410 in the first six months of 2000 from $2,469 in the first six months of 1999. The Macro Acquisition accounted for $743, or 79%, of the total increase. As a percentage of revenues, depreciation and amortization expense has decreased from 5% to 4%.

Interest expense increased to $2,708 from $1,302 for the first six months of 2000 relative to the same period in 1999, primarily due to the increased borrowings to fund the Macro Acquisition.

The provision for income taxes increased to $1,267 from $1,056 for the first six months of 2000 relative to the same period in 1999, due to the higher level of pre-tax earnings. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of the amortization of non-tax deductible goodwill generated from acquisitions and the impact of state income taxes.

As a result of all of the above, income before an extraordinary loss increased from $1,147 to $1,618 for the six months ended June 30, 1999 and 2000, respectively.

Liquidity and Capital Resources

Net cash provided by operations for the first six months of 2000 was $4,384.

Investing and financing activities for the first six months of 2000 included capital expenditures of $1,901 and payments of $2,914 with respect to earn-out payments for previous acquisitions. Additionally, in January 2000, the Company paid $2,000 to the previous owners of ORC ProTel for options granted at the time of acquisition, due to the exercise of a put option. These options were recorded as a long-term liability. Net of borrowings for earn-out related payments and the payment for the acquisition options, the Company decreased its borrowings by $3,690 in the first six months of 2000. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

In May 1999, in connection with the Macro Acquisition, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (9.50% at June 30, 2000) plus 125 basis points or LIBOR (3-month LIBOR was 6.70% at June 30, 2000) plus 275 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments commencing September 30, 1999. As of June 30, 2000, the Company had approximately $9,781 of additional credit available under the Senior Facility. Given that the interest rates on the revolving credit facility and the term notes are based on current market rates, the carrying value of the amounts due under the credit facility approximates their fair value at June 30, 2000.

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

          None.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of the Company was held on June 13, 2000 at the Company's headquarters for the following purposes:

          1. To elect one director to serve until the 2003 Annual Meeting of Stockholders of the Company and until his respective successor has been duly elected and qualified. The nominee was approved by the following votes:


                                           Votes            Votes         Abstentions and
                                            For            Against       Broker Non-Votes
                                       ---------------  --------------  -------------------
                 Frank J. Quirk           3,777,464           0               5,000

               The following directors continue in office after the 2000 Annual Meeting of Stockholders:

               John F. Short
               Stephen A. Greyser
               Lenard B. Tessler
               James T. Heisler
               Dale J. Florio

               2. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the 2000 fiscal year. The matter was approved by the following votes:

                                                                         Abstentions and
                        Votes For               Votes Against            Broker Non-Votes
                    -----------------      ----------------------    ------------------------
                       3,774,464                    2,000                      6,000


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


                                              Opinion Research Corporation
                                       ----------------------------------------
                                                       (Registrant)


Date: August 11, 2000
      ---------------                   _______________________________________
                                        Douglas L. Cox, Chief Financial Officer

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Opinion Research Corporation
                                       ----------------------------------------
                                                     (Registrant)


Date: August 11, 2000                              /s/ Douglas L. Cox
      -----------------                -----------------------------------------
                                        Douglas L. Cox, Chief Financial Officer