Form 10-Q
period 2000-09-30
OPINION RESEARCH CORP
filed 2000-11-14
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from: ____________ to ____________

                        Commission file number 0-22554
                                               -------

                         OPINION RESEARCH CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                   22-3118960
--------------------------------------------         --------------------------
          (State of incorporation)                        (I.R.S. Employer
                                                         Identification No.)
              23 Orchard Road
                Skillman, NJ                                   08558
--------------------------------------------         --------------------------
  (Address of principal executive offices)                   (Zip Code)

                                 908-281-5100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:
Yes   X    No _____
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 5,464,541 shares outstanding as of September 30, 2000

                                     INDEX

                 Opinion Research Corporation and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

          Condensed consolidated balance sheets - September 30, 2000 and December 31, 1999

          Condensed consolidated statements of income - Three and nine months ended September 30, 2000 and 1999

          Condensed consolidated statements of cash flows - Nine months ended September 30, 2000 and 1999

          Notes to condensed consolidated financial statements - September 30, 2000

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

                       OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           Condensed Consolidated Balance Sheets
                           (in thousands, except share amounts)
                                        (Unaudited)
--------------------------------------------------------------------------------

                                                                               September 30, December 31,
                                                                                    2000        1999
                                                                               ------------- ------------
                                      Assets
Current Assets:
  Cash and cash equivalents                                                      $   1,364     $  2,808
  Accounts receivable:
   Billed                                                                           21,501       21,107
   Unbilled services                                                                13,925       11,853
                                                                                 ---------     --------
                                                                                    35,426       32,960
   Less: allowance for doubtful accounts                                               244          259
                                                                                 ---------     --------
                                                                                    35,182       32,701
  Prepaid and other current assets                                                   1,903        2,034
                                                                                 ---------     --------
Total current assets                                                                38,449       37,543

Property and equipment, net                                                          8,809        8,815
Intangibles, net                                                                     4,662        4,217
Goodwill, net                                                                       46,365       37,588
Other assets                                                                         3,657        3,803
                                                                                 ---------     --------
                                                                                 $ 101,942     $ 91,966
                                                                                 =========     ========

                       Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                               $   4,827     $  3,629
  Accrued expenses                                                                   8,661        8,329
  Deferred revenues                                                                  3,937        3,450
  Acquisition payable                                                                    -        2,897
  Short-term borrowings                                                              2,756        2,027
  Other current liabilities                                                          2,669        1,838
                                                                                 ---------     --------
Total current liabilities                                                           22,850       22,170

Long term debt                                                                      45,149       45,311
Deferred income taxes                                                                1,053        1,232
Other liabilities                                                                    1,055        3,060

Stockholders' Equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
   Series A - 10,000 designated, none issued or outstanding in 2000 and 1999             -            -
   Series B - 10 designated, 10 issued and outstanding in 2000,
     none issued or outstanding in 1999, liquidation value of $10 per share              -            -
   Series C - 588,229 designated, none issued or outstanding in 2000 and 1999            -            -
  Common stock, $.01 par value, 10,000,000 shares authorized,
   5,502,399 shares issued and 5,464,541 outstanding in 2000
   and 4,292,641 shares issued and 4,254,783 outstanding in 1999                        55           43
  Additional paid-in capital                                                        25,433       15,475
  Retained earnings                                                                  7,326        4,931
  Treasury stock, at cost, 37,858 shares in 2000 and 1999                             (186)        (186)
  Accumulated other comprehensive income (loss):
   Foreign currency translation adjustment                                            (793)         (70)
                                                                                 ---------     --------
Total stockholders' equity                                                          31,835       20,193
                                                                                 ---------     --------
                                                                                 $ 101,942     $ 91,966
                                                                                 =========     ========

--------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                        Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                    --------------------------        --------------------------
                                                       2000           1999               2000           1999
                                                    -----------    -----------        -----------    -----------
Revenues                                            $    37,661    $    34,546        $   117,231    $    80,754
Cost of revenues                                         24,576         22,338             77,339         51,031
                                                    -----------    -----------        -----------    -----------
  Gross profit                                           13,085         12,208             39,892         29,723

Selling, general and administrative  expenses             8,372          8,095             26,176         19,636
Depreciation and amortization                             1,866          1,601              5,276          4,070
                                                    -----------    -----------        -----------    -----------
  Operating income                                        2,847          2,512              8,440          6,017

Interest and other non-operating expenses, net            1,516          1,315              4,224          2,617
                                                    -----------    -----------        -----------    -----------
  Income before provision for income taxes and
    extraordinary loss                                    1,331          1,197              4,216          3,400

Provision for income taxes                                  554            503              1,821          1,559
                                                    -----------    -----------        -----------    -----------
Income before extraordinary loss                            777            694              2,395          1,841

Extraordinary loss on debt refinancing,
  net of tax benefit of $60 in 1999                           -              -                  -            (90)
                                                    -----------    -----------        -----------    -----------
Net income                                          $       777    $       694        $     2,395    $     1,751
                                                    ===========    ===========        ===========    ===========

Income before extraordinary loss
 per common share:
  Basic                                             $      0.17    $      0.16        $      0.54    $      0.43
                                                    ===========    ===========        ===========    ===========
  Diluted                                           $      0.16    $      0.16        $      0.50    $      0.43
                                                    ===========    ===========        ===========    ===========

Extraordinary loss on debt refinancing
 per common share:
  Basic                                             $         -    $         -        $         -    $     (0.02)
                                                    ===========    ===========        ===========    ===========
  Diluted                                           $         -    $         -        $         -    $     (0.02)
                                                    ===========    ===========        ===========    ===========

Net income per common share:
  Basic                                             $      0.17    $      0.16        $      0.54    $      0.41
                                                    ===========    ===========        ===========    ===========
  Diluted                                           $      0.16    $      0.16        $      0.50    $      0.41
                                                    ===========    ===========        ===========    ===========

Weighted average common shares outstanding:
  Basic                                               4,658,923      4,243,889          4,399,999      4,243,889
  Diluted                                             4,931,194      4,303,249          4,820,872      4,304,453

--------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                         Nine Months Ended
                                                           September 30,
                                                      ------------------------
                                                        2000            1999
                                                      --------        --------

Net cash provided by operating activities             $  8,401        $  1,752
                                                      --------        --------

Cash flows from investing activities:
 Payments for acquisitions                             (15,525)        (26,383)
 Proceeds from disposal of assets                            -             106
 Capital expenditures                                   (2,770)         (2,598)
                                                      --------        --------
  Net cash used in investing activities                (18,295)        (28,875)
                                                      --------        --------

Cash flows from financing activities:
 Borrowings under line-of-credit agreements             20,554          18,881
 Repayments under line-of-credit agreements            (18,504)        (25,735)
 Issuance of notes payable                                   -          43,970
 Repayments of notes payable                            (1,548)        (11,846)
 Redemption of acquisition stock options                (2,000)              -
 Exercise of employee stock options                        181               -
 Issuance of capital stock and warrants                  9,789           1,183
 Repayments under capital lease arrangements               (22)            (82)
                                                      --------        --------
  Net cash provided by financing activities              8,450          26,371
                                                      --------        --------

Decrease in cash and cash equivalents                   (1,444)           (752)
Cash and cash equivalents at beginning of period         2,808           1,058
                                                      --------        --------
Cash and cash equivalents at end of period            $  1,364        $    306
                                                      ========        ========
--------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (Unaudited)
                     (in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for income before extraordinary loss:

                                                   Three Months                 Nine Months
                                                      Ended                        Ended
                                                  September 30,                September 30,
                                             ------------------------    --------------------------
                                                2000          1999          2000           1999
                                             ----------    ----------    -----------    -----------
Numerator:
  Income before extraordinary loss               $  777        $  694         $2,395         $1,841
                                             ----------    ----------    -----------    -----------
  Numerator for basic and diluted earnings
     per share                                   $  777        $  694         $2,395         $1,841
                                             ==========    ==========    ===========    ===========

Denominator:
  Denominator for basic earnings per share,
    Weighted-average shares                       4,659         4,244          4,400          4,244
    Effect of dilutive stock options                272            59            421             60
                                             ----------    ----------    -----------    -----------
  Denominator for diluted earnings per share
    Adjusted weighted-average shares              4,931         4,303          4,821          4,304
                                             ==========    ==========    ===========    ===========

Basic earnings per share                         $ 0.17        $ 0.16         $ 0.54         $ 0.43
                                             ==========    ==========    ===========    ===========
Diluted earnings per share                       $ 0.16        $ 0.16         $ 0.50         $ 0.43
                                             ==========    ==========    ===========    ===========

NOTE C - ACQUISITION

Pursuant to an Asset Purchase Agreement dated August 31, 2000, the Company acquired substantially all of the assets of C/J Research, Inc. ("C/J"). The purchase price was comprised of a $9,225 cash payment and approximately $325 of additional costs related to the acquisition. The fair value of the net assets acquired was $637. Identifiable intangible assets valued at $1,300 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets acquired and identifiable intangible assets of $7,613 has been recorded as goodwill to be amortized using the straight-line method over a period of twenty years.

Pursuant to a Stock Purchase Agreement dated April 30, 1999, the Company acquired all of the outstanding shares of stock of Macro International Inc. ("Macro"). The purchase price was comprised of a $22,300 cash payment and approximately $1,010 of additional costs related to the acquisition. The fair value of the net assets acquired was $8,742. Identifiable intangible assets valued at $2,960 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets acquired and identifiable intangible assets of $11,608 has been recorded as goodwill and is being amortized using the straight-line method over a period of twenty years.

Based upon Macro's operating results for period ended April 30, 2000, additional payments of $3,200 were made to the sellers in July 2000. Such additional consideration has been recorded as goodwill and is being amortized over the remaining life of the goodwill. In addition, over the next year, the sellers may earn up to an additional $5,500 of cash payments, contingent upon Macro achieving certain future targets for revenues and earnings before interest, income taxes, depreciation and amortization. The pro forma amounts presented below do not give effect to any such contingent payments.

The unaudited pro forma results of operations for the nine months ended September 30, 2000 and 1999, which assumes the consummation of the Macro and C/J purchases as of the beginning of the respective periods, are as follows:

                                                              Nine Months
                                                          Ended September 30,
                                                          2000            1999
                                                        --------        --------
     Revenues                                           $124,135        $109,214
     Income before extraordinary loss                   $  3,145        $  1,277
     Net income                                         $  3,145        $  1,187

     Income before extraordinary loss per share:
          Basic                                         $   0.58        $   0.24
          Diluted                                       $   0.54        $   0.23

     Net income per share:
          Basic                                         $   0.58        $   0.22
          Diluted                                       $   0.54        $   0.22

The shares in the computation included 1,176,458 shares issued to LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (see Note E). The pro forma income before extraordinary loss and net income include adjustments for amortization of goodwill and intangible assets, interest expense, and the related income tax effects of such adjustments. Also included in the nine-month period ended September 30, 1999 are expenses of $660 incurred by Macro prior to the acquisition for losses on the closure of certain subsidiaries and merger related costs.

NOTE D - CREDIT FACILITIES

In May 1999, in connection with the acquisition of Macro, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (9.50% at September 30, 2000) plus 100 basis points or LIBOR (3-month LIBOR was 6.625% at September 30,
2000) plus 250 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments which commenced on September 30, 1999. As of September 30, 2000, the Company had approximately $13,706 of additional credit available under the Senior Facility.

In May 1999, the Company issued $15,000 of subordinated debentures to a financial institution. In exchange for consideration received in connection with this debt, the Company issued warrants to purchase a maximum of 437,029 shares of the Company's common stock at an exercise price of $5.422 per share. The warrants are exercisable from the date of issuance and expire in 2007. The subordinated financing has an eight-year term and a coupon rate of 12%.

NOTE E - LLR INVESTMENT

On September 1, 2000, the Company entered into a Purchase Agreement ("Purchase Agreement") with LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (collectively, "LLR"). Pursuant to the terms of the Purchase Agreement, the Company sold and LLR purchased in a private placement (i) 1,176,458 shares of the Company's Common Stock at a price of $8.50 per share, and (ii) 10 shares of the Series B Preferred Stock at a price of $10.00 per share. In addition, the Company issued warrants to purchase 740,500 shares of the Company's common stock at an exercise price of $12.00 per share. The warrants are exercisable from the date of issuance and expire in 2010. In addition, the Company also issued certain contingent warrants, at an exercise price of $.01 per share, which may become exercisable if the Company sell shares in the future at a per share price below that paid by LLR. Part of the proceeds received from this private placement were used to fund the C/J acquisition (see Note C).

At any time after the fifth anniversary of the closing, LLR may exchange each share of its Common Stock for one-half of a share of the Company's Series C Preferred Stock. The Series

B Preferred Stock contains provisions that entitle LLR to nominate and elect two directors to the Company's Board of Directors.

NOTE F - SEGMENTS

The Company's operations by business segments for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                     U.S. Market      U.K. Market                    Social      Total
                                       Research         Research     Teleservices   Research    Segments     Other   Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Three months ended September 30, 2000:
-------------------------------------

Revenues from external Customers        $ 8,931          $ 4,054       $ 4,519      $19,613    $ 37,117     $  544       $ 37,661
Operating income                            481              229           339        1,805       2,854         (7)         2,847
Interest and other non-
  operating expenses, net                                                                                                   1,516
Income before income taxes                                                                                                  1,331
Total assets                             33,906            8,522        17,927       39,083      99,438      2,504        101,942

Three months ended September 30, 1999:
-------------------------------------

Revenues from external Customers        $ 9,131          $ 4,124       $ 4,220      $16,052    $ 33,527     $1,019       $ 34,546
Operating income                            933              146           441          902       2,422         90          2,512
Interest and other non-
  operating expenses, net                                                                                                   1,315
Income before income taxes
  and extraordinary loss                                                                                                    1,197

Total assets                             24,809            9,598        16,544       36,188      87,139      2,231         89,370

Nine months ended September 30, 2000:
------------------------------------

Revenues from external Customers        $26,384          $12,532       $14,464      $61,614    $114,994     $2,237       $117,231
Operating income                          1,410              678         1,502        4,886       8,476        (36)         8,440
Interest and other non-
  operating expenses, net                                                                                                   4,224
Income before income taxes                                                                                                  4,216
Total assets                             33,906            8,522        17,927       39,083      99,438      2,504        101,942

Nine months ended September 30, 1999:
------------------------------------

Revenues from external Customers        $27,676          $11,108       $12,530      $26,625    $ 77,939     $2,815       $ 80,754
Operating income                          2,708              244         1,519        1,383       5,854        163          6,017
Interest and other non-
  operating expenses, net                                                                                                   2,617
Income before income taxes
  and extraordinary loss                                                                                                    3,400
Total assets                             24,809            9,598        16,544       36,188      87,139      2,231         89,370
----------------------------------------------------------------------------------------------------------------------------------

NOTE G - COMPREHENSIVE INCOME

The Company's comprehensive income for the three and nine months ended September 30, 2000 and 1999, are set forth in the following table:

                                                    Three Months                     Nine Months
                                                       Ended                            Ended
                                                   September 30,                    September 30,
                                           ----------------------------     ---------------------------
                                              2000             1999            2000            1999
                                           -----------     ------------     -----------     -----------

Net income                                       $ 777            $ 694          $2,395          $1,751
Other comprehensive income (loss):
  Foreign currency translation adjustment         (394)              95            (723)           (186)
                                           -----------     ------------     -----------     -----------
Comprehensive income                             $ 383            $ 789          $1,672          $1,565
                                           ===========     ============     ===========     ===========

NOTE H - SUBSEQUENT EVENT

Pursuant to a Stock Purchase Agreement dated October 31, 2000, the Company, through its wholly owned subsidiary Macro, acquired all of the outstanding shares of stock of Social & Health Services, Ltd. ("SHS"), a communications and information management company based in Rockville, Maryland. The purchase price comprised of $3,750 in cash, 144,990 shares of the Company's common stock, and other acquisition related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

Results of Operations - Third Quarter 2000 as Compared to Third Quarter 1999

Revenues for the third quarter of 2000 increased $3,115, or 9%, from $34,546 in the third quarter of 1999 to $37,661 in the third quarter of 2000. Revenues from Macro International Inc. ("Macro"), the Company's social research business, increased from $16,052 to $19,613, or 22%, from the third quarter of 1999 to the third quarter of 2000. Revenues from the Company's teleservices business increased from $4,220 to $4,519, or 7%, from the third quarter of 1999 to the third quarter of 2000. Revenues in the market research business were down by $745, or 5%, as compared to the same period a year ago.

Cost of revenues increased $2,238, or 10%, to $24,576 in the second quarter of 2000 from $22,338 in the second quarter of 1999. This increase is principally attributable to Macro, which accounted for $2,331 of the total increase arising from revenue growth. Cost of revenues for the Company's market research business decreased by $389, or 5%, while cost of revenues for the teleservices business increased by $296, or 13%, as compared to the same period in 1999.

Gross profit for the three months ended September 30, 2000 was $13,085, an increase of $877, or 7%, over the same period in 1999. Gross profit of Macro increased $1,230, or 27%, for the third quarter of 2000. Gross profit of the Company's market research business decreased $356, or 6%, for the third quarter of 2000 as compared to the same period in 1999. As a percentage of revenues, gross profit for the Company remained relatively constant at approximately 35% for the third quarter of 2000 and 1999, respectively. The gross profit percentage for Macro increased from 28% to 30% while the teleservices business decreased from 47% to 44%. The gross profit as a percentage of revenues for the market research business decreased slightly from 40% to 39%.

Selling, general and administrative expenses ("SG&A") increased $277, or 3%, to $8,372 from $8,095 for the three months ended September 30, 2000 relative to the same period in 1999. Macro accounted for $256, or 92%, of the increase. As a percentage of revenues, consolidated SG&A decreased to 22% from 23%.

Depreciation and amortization expense increased by $265, or 17%, to $1,866 from $1,601 for the three months ended September 30, 2000 relative to the same period in 1999. The depreciation and amortization expense of Macro increased by $71, or 12%, principally due to additional goodwill amortization arising from a $3,200 acquisition earn-out payment. The depreciation and amortization expense of the Company's teleservices business increased by $130, or 37%, principally attributable to additional amortization of goodwill on a $2,914 acquisition earn-out payment and additional depreciation due to the opening of new phone centers.

Interest and other non-operating expenses (net) increased to $1,516 from $1,315 for the third quarter of 2000 relative to the same period in 1999. The increase of $83 in the interest expense is attributable to the general rate increase in the financial markets. The remaining increase in the non-operating expense is principally due to a loss on foreign exchange.

The provision for income taxes increased to $554 from $503 for the third quarter of 2000 relative to the same period in 1999, due to the higher level of pre-tax earnings. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of the amortization of non-tax deductible goodwill generated from acquisitions and the impact of state income taxes.

As a result of all of the above, net income for the Company increased from $694 to $777 for the three months ended September 30, 1999 and 2000, respectively.


Results of Operations - Nine Months Ended September 30, 2000 as Compared to Nine Months Ended September 30, 1999

Revenues for the first nine months of 2000 increased $36,477, or 45%, as compared to the first nine months of 1999. This increase is principally due to the acquisition of Macro in April 1999 (the "Macro Acquisition"), which accounted for $34,989 of the total increase. Revenues from the Company's teleservices business increased from $12,530 to $14,464, or 15%, while revenues in the market research business were down by $446, or 1%, as compared to the same period a year ago.

Cost of revenues increased $26,308, or 52%, to $77,339 in the first nine months of 2000 from $51,031 for the same period in 1999. This increase is principally due to the Macro Acquisition, which accounted for an increase in cost of revenues of $24,956. Cost of revenues for the Company's teleservices business increased by $1,302, or 20%, due to the opening of new call centers and resulting volume increases.

Gross profit for the nine months ended September 30, 2000 increased by $10,169, or 34%, from $29,723 to $39,892. As a percentage of revenues, gross profit decreased from 37% in 1999 to 34% in 2000. The decrease in the gross profit percentage is attributable to the impact of Macro, for which the gross profit percentage is 28%. The gross profit percentage for the market research business decreased to 38% from 39% and the gross profit percentage for the teleservices business decreased to 46% from 48%, due to the opening of new phone centers.

Selling, general and administrative expenses increased by $6,540, or 33%, from $19,636 to $26,176 for the nine months ended September 30, 2000, relative to the same period in 1999. As a percentage of revenues, SG&A has decreased from 24% for the nine months ended September 30, 1999 to 22% for the comparable period in 2000. The dollar increase in SG&A is principally due to the impact of the Macro Acquisition.

The lower gross profit and lower SG&A percentages for Macro are the result of approximately 80% of Macro's business being conducted with government entities. Consequently, in accordance with the prescribed accounting procedures for government contractors, Macro's cost of revenues reflect certain costs attributable to its contract projects which the Company classifies as general and administrative expenses for its other operating segments. Therefore, the inclusion of Macro in the operating results of the Company has, and will continue to have, the effect of lowering, as a percentage of revenues, the consolidated gross profit and SG&A.

Depreciation and amortization expense increased by $1,206, or 30%, from $4,070 to $5,276 for the nine months ended September 30, 2000, relative to the same period in 1999. The additional amortization related to the Macro Acquisition accounted for $814, or 67%, of the total increase. The remaining increase is principally attributable to additional amortization related to a $2,914 acquisition earn-out payment and depreciation arising from opening of new phone centers in the teleservices business.

Interest and other non-operating expenses (net) increased to $4,224 from $2,617 for the first nine months of 2000 relative to the same period in 1999 primarily due to the increased borrowings to fund the Macro Acquisition.

The provision for income taxes increased to $1,821 from $1,559 for the first nine months of 2000 relative to the same period in 1999, due to the higher level of pre-tax earnings. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of the amortization of non-tax deductible goodwill generated from acquisitions and the impact of state income taxes.

The Company recorded extraordinary losses of $90, net of tax benefits, in the second quarter of 1999. This non-cash charge resulted from the write-off of unamortized loan origination fees in connection with debt refinancing during 1999.

As a result of all of the above, income before extraordinary loss for the Company increased from $1,841 to $2,395 for the nine months ended September 30, 1999 and 2000, respectively.


Liquidity and Capital Resources

Net cash provided by operations for the first nine months of 2000 was $8,401.

Investing and financing activities for the first nine months of 2000 included capital expenditures of $2,770 and payments of $15,525 with respect to the C/J acquisition and earn-out payments to previous ProTel and Macro shareholders. Additionally, in January 2000, the Company paid $2,000 to the previous owners of ProTel for options granted at the time of acquisition, due to the exercise of a put option. These options were recorded as a long-term liability. Net of borrowings for earn-out related payments and payment for the acquisition options, the Company decreased its borrowings by $7,612 in the first nine months of 2000. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

On September 1, 2000, the Company entered into a Purchase Agreement ("Purchase Agreement") with LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P.

(collectively, "LLR"). Pursuant to the terms of the Purchase Agreement, the Company sold and LLR purchased in a private placement (i) 1,176,458 shares of the Company's Common Stock at a price of $8.50 per share, and (ii) 10 shares of the Series B Preferred Stock at a price of $10.00 per share. In addition, the Company issued warrants to purchase 740,500 shares of the Company's common stock at an exercise price of $12.00 per share. The warrants are exercisable from the date of issuance and expire in 2010. In addition, the Company also issued certain contingent warrants, at an exercise price of $.01 per share, which may become exercisable if the Company sell shares in the future at a per share price below that paid by LLR. Part of the proceeds received from this private placement were used to fund the C/J acquisition (see Note C to the Company's Consolidated Financial Statements at September 30, 2000 included herein).

In May 1999, in connection with the acquisition of Macro, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (9.50% at September 30, 2000) plus 100 basis points or LIBOR (3-month LIBOR was 6.625% at September 30,
2000) plus 250 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments which commenced on September 30, 1999. As of September 30, 2000, the Company had approximately $13,706 of additional credit available under the Senior Facility.

In May 1999, the Company issued $15,000 of subordinated debentures to a financial institution. In exchange for consideration received in connection with this debt, the Company issued warrants to purchase a maximum of 437,029 shares of the Company's common stock at an exercise price of $5.422 per share. The warrants are exercisable from the date of issuance and expire in 2007. The subordinated financing has an eight-year term and a coupon rate of 12%.

Forward-looking Statements

Certain statements contained in Management's Discussion and Analysis, and elsewhere in this quarterly report, are forward-looking statements. The forward-looking statements are subject to risks and uncertainties, including, but not limited to, competition, foreign exchange fluctuations, uncertainties of international economies, and other risk factors discussed in this filing and the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Impact of Recently Issued Accounting Standards

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This standard delays the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In June 2000, the FASB issued of SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. This standard amends SFAS No. 133 and addresses a limited number of issues causing implementation difficulties. The Company will adopt SFAS No. 138 on January 1, 2001, and is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities and Use of Proceeds

          See the information contained on Form 8-K listed under Item 6.(b) below as it relates to the Purchase Agreement with LLR. The Company issued the securities under the Purchase Agreement in reliance upon Rule 506 of Regulation D.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          a) Exhibits

3.1.1 Opinion Research Corporation Designation of Series B Preferred Stock - Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2000.

3.1.2 Opinion Research Corporation Designation of Series C Preferred Stock - Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2000.

10.1 Stock Purchase Agreement dated October 31, 2000 among Macro International Inc., Opinion Research Corporation, and Lewis D. Eigen and Ramona E. F. Arnett.

10.2 Employment Agreement between Macro International Inc. and Lewis D. Eigen dated October 31, 2000.

27      Financial Data Schedule (EDGAR only).

          b) Reports on Form 8-K
             One report filed on September 15, 2000, under Item 2 and 7 of Form 8-K, describing the acquisition of C/J Research, Inc. and the Purchase Agreement with LLR. An amendment to this Form 8-K was filed on October 30, 2000, under Item 7 of Form 8-K, including audited financial statements of C/J Research, Inc. as of and for the year ended December 31, 1999, and unaudited pro forma consolidated financial statements of the Registrant as of and for the six months ended June 30, 2000 and for the year ended December 31, 1999.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Opinion Research Corporation
                                      ------------------------------------------
                                                     (Registrant)



Date: November 14, 2000                         /s/ Douglas L. Cox
      -----------------               ------------------------------------------
                                                    Douglas L. Cox
                                              Executive Vice President &
                                               Chief Financial Officer