Form 10-K
period 2000-12-31
OPINION RESEARCH CORP
filed 2001-03-27
CIK 911673

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to_____________________

                         Commission file number 0-22554

                          OPINION RESEARCH CORPORATION
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             22-3118960
-------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

23 Orchard Road, Skillman, New Jersey                            08558
-------------------------------------                        --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (908) 281-5100

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                         -------------------------------

                         Preferred Stock Purchase Rights
                         -------------------------------
                               (Titles of Classes)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock by non-affiliates of the Registrant, based on the closing sale price of its common stock on February 27, 2001, a date within 60 days prior to the date of filing, as quoted on the American Stock Exchange, was approximately $27,378,000.*

      As of February 27, 2001, 5,666,761 shares of common stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III -  Portions of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Registrant's 2001 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

-----------------------
*Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

Readers of this report should be aware that the following important factors, among others, in some cases have affected, and in the future could affect, the actual operating results of Opinion Research Corporation (the "Company") and could cause the Company's actual consolidated results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

      The Company's success depends on the Company's ability to retain its existing clients and obtain new clients. The Company's clients generally may terminate the services it provides to them at any time. The loss of one or more of the Company's large clients or a significant reduction in business from such clients could have a material adverse effect on the Company. The existence of larger projects and long-term client relationships may increase the Company's reliance on particular projects and clients. In 2000, approximately 42% of the Company's revenue was generated by providing services to various U.S. governmental departments and agencies.

      The Company's business may suffer if demand for its services declines. A number of factors that are beyond the Company's control can adversely affect the demand of the Company's existing clients for its services and impair its ability to attract new clients. These include marketing budgets, general economic conditions, consolidations, government spending, and other industry-specific trends. Changes in management or ownership of an existing client are factors that can affect the client's demand for the Company's services. As a result, the Company may provide different amounts of services to its clients from year to year, and these differences can contribute to fluctuations in the Company's operating results.

      The Company's attempts to expand its operations into markets where the Company does not currently operate may not be successful and the Company's efforts to expand its international operations will be subject to added risks which are inherent in doing business abroad. Part of the Company's business strategy is to expand domestically and internationally, and to extend into related businesses through strategic acquisitions. There can be no assurance that the Company will be able to so expand or to identify targets for such acquisitions on terms attractive to the Company. Further, there can be no assurance that the Company's services will be sufficiently accepted to sustain its efforts to expand in selected international markets. International expansion will also subject the Company to risks inherent in doing business abroad, including adverse fluctuations in currency exchange rates, limitations on asset transfers, changes in foreign regulations and political turmoil. Furthermore, there can be no assurance that the Company will be able to integrate successfully the operations of any subsequently acquired company with its current operations.

      The Company's business may suffer if the Company is unable to retain its key personnel. The Company is dependent upon the efforts and skills of certain key senior executives. The loss of the services of one or more of these individuals could have a material adverse effect on the Company. The Company does not currently maintain key man life insurance policies on any of the Company's executives other than John F. Short, the Company's chief executive officer, and the Company has employment agreements only with certain executive officers. Competition for senior management is intense, and the Company may not be successful in retaining key personnel or in attracting and retaining other personnel that the Company may require in the future.

      The Company faces competition in its industry. The Company faces competition in connection with most of the individual services and products it provides. Although the Company believes that no single competitor offers a comparable combination of services and products, there can be no assurance that other companies, including some with greater financial resources than the Company has, will not attempt to offer a range of services and products similar to those offered by the Company, or otherwise compete more effectively in the business-to-business customer and market research and information industry. The Company regularly experiences significant competition for customers seeking consumer market research services from a large number of competitors. These include consumer market research companies, advertising agencies, and business consulting firms. The Company competes for public sector research services with a large number of firms that vary in size as well as with not-for-profit organizations. For outbound telemarketing services, the Company competes with a large number of telemarketing companies.

      The Company does not currently pay dividends on its common stock and the Company does not expect to do so for the foreseeable future. The Company expects to retain its future earnings, if any, for the operation and expansion of its business, and to pay no cash dividends for the foreseeable future. The terms of the Company's current financing agreements prohibit the payment of dividends, and other agreements the Company enters into may contain terms that limit the amount of dividends the Company may pay or prohibit any payment of dividends.

      Anti-takeover provisions and the Company's right to issue preferred stock could make a third-party acquisition of the Company difficult. The Company's certificate of incorporation provides that the board of directors may issue preferred stock without stockholder approval. In addition, the Company's by-laws provide for a classified board, with each board member serving a three-year term. The board of directors has also adopted a stockholder rights plan, commonly referred to as a "poison pill." The issuance of preferred stock, the existence of a classified board, and the stockholder rights plan could make it more difficult for a third party to acquire the Company without the board approval. These provisions could also limit the price that certain investors might be willing to pay in the future for the Company's common stock.

      Trading Volume in the Company's Common Stock has historically been limited. There is a limited market for the Company's common stock. Selling the Company's shares may be difficult because smaller quantities of shares are bought and sold and security analysts' and the news media's coverage about the Company is limited. These factors could result in lower prices and larger spreads in the bid and ask prices for the Company's shares.

                                     PART I

Item 1. Business

General

            Opinion Research Corporation (the "Company") was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, social research, information services, marketing services, and telemarketing. The Company assists its commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts. The majority of the Company's commercial projects are for businesses selling to other businesses and address issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. The Company also performs public sector primary research and provides information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. The majority of the Company's governmental projects are in the areas of health, education, and international aid. The Company's telemarketing services consist principally of outbound customer acquisition services. Except where the context indicates otherwise, the term "Company" refers to Opinion Research Corporation and its subsidiaries. All dollar amounts presented in this Annual Report on Form 10-K are in thousands unless indicated otherwise.

            The Company completed its initial public offering in October 1993. Between 1993 and 1997, as part of its globalization strategy, the Company established its presence in the U.K., Asia and Mexico through various acquisitions. In January 1998, the Company acquired ProTel Marketing, Inc. ("ORC ProTel" or "ProTel"), a high quality telemarketing company based in Lansing, Illinois, which enabled the Company to combine market research expertise with telemarketing services. In May 1999, the Company acquired Macro International Inc. ("ORC Macro" or "Macro"), a predominately public sector research, consulting and technology company based in the Washington, D.C. area. The Macro acquisition substantially increased the Company's presence in the public sector. In September 2000, the Company acquired C/J Research, Inc. ("C/J"), a market research firm engaged primarily in consumer products, and in November 2000, acquired Social and Health Services, Ltd. ("SHS"), a public sector research and communications firm. The two acquisitions in 2000 provided additional operational expansion for the Company in the areas of consumer research, social research and information management.

            The Company collects customer, market, and demographic information through computer-assisted telephone interviews, internet based data collection techniques, personal interviews, mail questionnaires and specialized techniques such as business panels. Management believes that the Company's extensive expertise with regard to certain business and social issues enables it to provide reliable customer, market, and demographic information and advisory services to clients. The Company also believes that its recognized name and long-standing reputation enable it to obtain information from senior executives who are difficult to access.

            The Company's strategy for market research focuses on client projects that require periodic updating and tracking of information, thereby creating the potential for higher-margin recurring revenues. The portion of the Company's market research revenues from such projects was approximately 55% in 2000.

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

            Communications and Marketing Services. The Company provides full service communications and marketing services to private, not-for-profit, and government organizations. These services include strategic planning; communication and marketing campaign development; brochure design and production; print, radio and television advertising; web site development and management; brand development; public relations; video development and broadcasting; clearinghouse, warehousing and fulfillment services, and inbound, web-enabled call center services.

            These services are mainly concentrated in public health and education arenas where the Company has won awards for their success in areas such as the reduction of drug, tobacco and alcohol use among teens, and the prevention of school violence.

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

            Data Collection & Processing. The Company's telephone interviewing call centers in North America and Europe combine research expertise and advanced telecommunications technology. These facilities, staffed with multilingual interviewers, use the Computer Assisted Telephone Interviewing (CATI) system, which provides clients with highly efficient and cost effective data and information collection. The Company also utilizes internet based data collection techniques.

            Demographic and Health Research. The Company manages international research programs in Europe and developing nations for organizations such as The United States Agency for International Development ("USAID"), the World Health Organization ("WHO"), and UNICEF. By providing information for informed decisions in population, health and nutrition, it supports a range of data collection options that can be tailored to fit specific monitoring and evaluation needs of government organizations. These include a variety of population and facility-based surveys, secondary data analyses and other specialized research such as qualitative, education and gender-based studies.

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

            Public Sector Research. The Company provides research and evaluation services to local and national governments and to international organizations. Among the services provided are communication studies; cost, cost benefit & cost effectiveness analysis; customer satisfaction & loyalty studies; ethnography; experimental & quasi-experimental research; needs assessments; outcome & impact studies; performance measurement; policy research; process & implementation studies; secondary data analysis & data mining; and survey research.

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

Industries

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

            Telecommunications and Information Technology. The Company provides market knowledge for a range of telecommunications and information technology companies, from wireless communications companies and telephone carriers to Internet service providers and computer hardware and software firms. Its services include market definition, segmentation, new product development, customer retention, corporate branding, usage analysis, and competitive profiling.

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

            The general public CARAVAN is a twice-weekly shared-cost national survey combining questions of clients such as advertising agencies, public affairs departments of large corporations and product managers. Typically, the information collected from the CARAVAN survey provides measurement and evaluation of advertising and products.

            Developed in 1994, CORPerceptions profiles the image of major corporations that serve the needs of other business establishments located in 22 countries around the world.

Telephone or in-person interviews are completed annually with approximately 2,700 senior business executives selected from the largest industrial and services companies within these countries. Industries profiled include automotive, brokerage services, computer hardware, electronics, information technology services, and management consulting.

            CORPerceptions' sister-study, BrandPerceptions, is an international brand equity study conducted among 4,250 consumers in 16 countries in Asia, Europe, and North America. As a result of BrandPerceptions, some of the world's leading companies learn more about consumer awareness, preference, satisfaction and loyalty toward their brand and competing brands in the international marketplace.

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

            Communications & Reaction Test (C&R), together with the Competitive Environment Test, comprises the Company's testing procedure for testing television and radio commercials, print advertisements and concepts. Conducted in shopping malls across the United States, the C&R Test measures advertising comprehension and reaction. It both evaluates the effectiveness of a print or television commercial and diagnoses its strengths and weaknesses.

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

Marketing

            Marketing and Sales-Support Program. In 2000, the Company continued to develop and implement a comprehensive communications program to support a systematic business development effort. Elements include advertising, direct marketing, sales-support materials, media relations, seminars and telemarketing to gain access to a large number of prospective clients. The Company's web site allows prospective clients to learn about its products and services at a time of their choosing.

Clients and Client Relationships

            Some of the Company's largest clients in terms of revenues generated include America Online, Cendant Corporation, Department of Housing and Urban Development, Department of Human Health Services, General Motors, IBM, National Science Foundation, Sears Roebuck & Company, USAID, and U.S. Department of Education. In 2000, the Company served over 1,500 clients. For many clients, the Company performed multiple projects, sometimes for different subsidiaries or business units of the same client.

            The Company's largest single client, USAID, accounted for 13% and 11% of the Company's revenues in 2000 and 1999, respectively. All revenues generated by the USAID relationship were for social research studies. In 1998, Cendant accounted for 18% of the Company's revenues. All revenues generated by the Cendant relationship were for outbound telemarketing services.

Competition

            Many other firms provide some of the services and products provided by the Company, typically focusing on consumer markets. However, the Company believes that no single competitor offers a comparable combination of services and products.

            For business to business market research, the Company believes that it competes for clients based on a variety of factors, including name recognition, reputation, expertise in a variety of industries, ability to access executives and other key constituencies, ability to collect accurate and representative information, ability to enhance the value of the data collected through analysis and consulting, technological competence, reliability, promptness and efficiency. In the Company's experience, its typical clients are interested primarily in the quality and utility of the service received rather than price.

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

Segment Information

            Information regarding financial data by operating and geographic segments is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 13, "Segments," which information is hereby incorporated by reference.

Backlog

            As of December 31, 2000, revenues expected to be received by the Company under its market research client contracts, which are based on budgeted amounts in those contracts, were $35,188 as compared to $28,289 as of December 31, 1999. All of the 2000 amount is expected to be received by December 31, 2001. Public sector backlog at December 31, 2000 was $202,958, as compared to $195,091 as of December 31, 1999. This backlog is expected to be recognized as revenues over the next five years. The Company's engagements generally are terminable by the Company's clients at any time, with the expectation of cost recovery for work completed by the Company.

Employees

            As of December 31, 2000, the Company employed a total of approximately 1,800 full-time employees and 1,600 part-time hourly employees. The part-time employees work as telephone interviewers and data processors. Of the full-time employees, 900 are professionals engaged in direct client service, 650 are telemarketing representatives, and 250 are engaged in support, administration and executive oversight.

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

Item 2. Properties

            The Company's executive offices are located in approximately 45,000 square feet of leased space in Skillman (Greater Princeton), New Jersey. The term of the lease expires in August 2003. The Company leases additional facilities throughout the world. The following table sets forth certain information relating to these properties:

        Operating Unit                        Location                                  Facility Usage
-------------------------------     ------------------------------    ----------------------------------------------------
U.S. Market Research                Skillman, New Jersey              Worldwide Headquarters, Research Location
                                    Maumee, Ohio                      Research Location
                                    Arlington Heights, Illinois       Research Location and Telephone Interview
                                                                      Facility
                                    Evanston, Illinois                Research Location
                                    Bingham Farms, Michigan           Research Location
                                    Tucson, Arizona                   Telephone Interviewing Facility
                                    Tampa, Florida                    Telephone Interviewing Facility
                                    Reno, Nevada                      Telephone Interviewing Facility

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

Mexico Market Research              Mexico City, Mexico               Country Headquarters, Research Location

Teleservices                        Lansing, Illinois                 ORC ProTel Headquarters, Telemarketing
                                                                      Facility
                                    Topeka, Kansas                    Telemarketing Facility
                                    St. John, Missouri                Telemarketing Facility
                                    Dayton, Ohio                      Telemarketing Facility

Social Research                     Calverton, Maryland               Macro Headquarters, Research Location
                                    Burlington/St. Albans,            Telephone Interviewing Facilities and Data
                                    Vermont                           Collection Centers
                                    New York, New York                Research Location
                                    Bethesda, Maryland                Research Location
                                    Plattsburgh, New York             Telephone Interviewing Facility
                                    Atlanta, Georgia                  Research Location
                                    Rockville, Maryland               Research Location and Multi-media Production
                                                                      Facility
                                    Columbia, Maryland                Warehouse

      The Company presently has a combined total of 715 computer assisted telephone interviewing stations worldwide dedicated to market research and an additional 365 telemarketing stations. All of these facilities are equipped with state-of-the-art hardware and software. In a typical telephone interview or sale, the CATI system prompts the interviewer's sequence of questions or responses depending on the previous answers. All responses are recorded directly into the computer, avoiding the need for subsequent data entry and enabling prompt analysis of responses. The interviewees communicate with live interviewers at all times.

            The Company believes that its properties are sufficient for its current operational needs.

Item 3. Legal Proceedings

      The Company is not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

Item 4A. Executive Officers of the Registrant

      The current term of office of each of the Company's executive officers expires at the first meeting of the Board of Directors of the Company following the 2001 Annual Meeting of Stockholders, or as soon thereafter as each of their successors is duly elected and qualified.

      The following table sets forth certain information concerning the principal executive officers of the Company as of February 27, 2001.

Name                           Age                  Position
----                           ---                  --------

Douglas L. Cox                  55       Executive Vice President and
                                         Chief Financial Officer

Kevin P. Croke                  42       Executive Vice President and
                                         Director of Finance

Michael T. Errecart             51       President, Macro International Inc.

Nigel P. Maxfield               43       Senior Vice President and
                                         Managing Director,
                                         O.R.C. International Ltd.

Frank J. Quirk                  60       Chairman and Chief Executive Officer,
                                         Macro International Inc.

Jeffrey T. Resnick              44       Executive Vice President

John F. Short                   56       Chairman, President, and
                                         Chief Executive Officer

Ruth R. Wolf                    63       Chief Executive Officer,
                                         ORC ProTel, Inc.

      Mr. Cox joined the Company as its Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Cox spent ten years as Senior Vice President and Chief Financial Officer of Elf Atochem North America, Inc. Mr. Cox holds an MBA, with honors, from the Wharton School of the University of Pennsylvania.

      Mr. Croke joined the Company in 1991 as Controller. Throughout the years Mr. Croke has served in various capacities in the Company's financial arena. In 1995, Mr. Croke was appointed Director of Finance. Mr. Croke holds an MBA from Case Western Reserve University.

      Dr. Errecart joined the Company in 1999 with the acquisition of Macro, where he had served as its President since 1998 and Executive Vice President from 1994 to 1998. Dr. Errecart was appointed President of Macro in 1999. Dr. Errecart holds a Ph.D. in Mathematical Sciences from the Johns Hopkins University.

      Dr. Maxfield joined the Company in 1996 with the acquisition of an U.K. division. In 1997, Dr. Maxfield was appointed Managing Director of ORC - U.K. Dr. Maxfield holds a Ph.D. in Applied Mathematics and Computing Science from the University of Sheffield.

      Mr. Resnick joined the Company in 1984. Since 1990, Mr. Resnick has held a variety of managerial roles, including Director of the Financial Services Practice for the U.S. Group and Managing Director of the U.S. Research Group. In 1999, Mr. Resnick was appointed Chief Executive Officer of ORC U.S. Research Group. Mr. Resnick holds a Master of Arts degree from Western Michigan University.

      Mr. Quirk joined the Company in 1999 with the acquisition of Macro, where he served, and continues to service, as the Chief Executive Officer since 1980. In 2000, Mr. Quirk was elected as a member of the Board of Directors of the Company. Mr. Quirk holds an MBA degree from Cornell University.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

            The Company's Common Stock is currently traded on the American Stock Exchange under the symbol "OPI". The table below sets forth the high and low prices for the Company's Common Stock (the "Common Stock") for each of the four quarters of 2000 and 1999:

                                                   High               Low
                                               -------------      -------------
                     2000
                     ----
                     Fourth Quarter               $7.500             $4.750
                     Third Quarter                 7.750              5.750
                     Second Quarter                8.500              6.000
                     First Quarter                11.625              7.875

                     1999
                     ----
                     Fourth Quarter               $9.875             $4.313
                     Third Quarter                 6.000              4.250
                     Second Quarter                5.875              3.875
                     First Quarter                 8.000              3.250

            The closing price of the Common Stock on February 27, 2001 was $7.00 per share. As of February 27, 2001, the Company had 50 holders of record of the Common Stock (approximately 700 beneficial stockholders).

Dividends

            The Company has not paid any dividends on the Common Stock. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying dividends on the Common Stock in the foreseeable future.

Item 6. Selected Financial Data

                                                      Selected Financial Data
                                               (In Thousands, Except Per Share Data)
----------------------------------------------------------------------------------------------------------------------------------
                                                                            For the Year Ended December 31,
                                                      ----------------------------------------------------------------------------
                                                          2000             1999           1998            1997           1996
                                                      --------------   -------------   ------------    ------------   ------------
Operating Statement Data:
Revenues                                            $       160,909  $      118,621  $      73,167   $      56,673  $      47,273

Operating income (1)                                         11,652           8,463          2,340           2,801          2,425

Extraordinary loss on debt
   refinancings, net of tax of $60 and $133 (2)                   -             (90)          (150)              -              -

Net income (loss)                                   $         3,304  $        2,424  $        (170)  $       1,151  $         808
                                                      ==============   =============   ============    ============   ============

Weighted average common shares
  outstanding                                                 4,692           4,244          4,202           4,144          4,169
Income (loss) before extraordinary
  loss per common share                             $          0.70  $         0.59  $       (0.00)  $        0.28  $        0.19
Extraordinary loss per common share                               -           (0.02)         (0.04)              -              -
                                                      --------------   -------------   ------------    ------------   ------------
Net income (loss) per common share                  $          0.70  $         0.57  $       (0.04)  $        0.28  $        0.19
                                                      ==============   =============   ============    ============   ============

Adjusted weighted average common shares
  and assumed conversions (3)                                 5,053           4,332          4,202           4,146          4,213
Income before extraordinary
  loss per diluted share                            $          0.65  $         0.58  $       (0.00)  $        0.28  $        0.19
Extraordinary loss per diluted share                              -           (0.02)         (0.04)              -              -
                                                      --------------   -------------   ------------    ------------   ------------
Net income (loss) per diluted share                 $          0.65  $         0.56  $       (0.04)  $        0.28  $        0.19
                                                      ==============   =============   ============    ============   ============

Cash earnings per share (4)                         $          1.06  $         0.90  $        0.57   $        0.38  $        0.28
                                                      ==============   =============   ============    ============   ============

Balance Sheet Data:
Total assets                                        $       115,957  $       91,966  $      50,610   $      32,480  $      32,772
Total debt                                                   51,842          47,438         18,320           6,652          7,916


---------------------------------------------------------------------------------------------------------------------------------

(1) In the fourth quarter of 1998, the Company took an unusual pre-tax charge of $2,470 for expenses incurred in relation to a separation agreement with the Company's former Chairman and CEO and the buy-out of his pre-existing employment contract.

(2) In the second quarters of 1999 and 1998, the Company recorded extraordinary losses of $90 and $150, net of tax benefits of $60 and $133, respectively, due to the write-off of unamortized loan origination fees associated with debt refinancings.

(3) Shares attributable to the conversion of convertible debentures are not included for 1996 as they expired on November 30, 1996.

(4) Cash earnings per share is calculated as income before extraordinary loss and unusual charge plus goodwill amortization after tax divided by weighted average shares outstanding on a fully diluted basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

            The Company was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, social research, information services, marketing services, and telemarketing. The Company assists its commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts. The majority of the Company's commercial projects are for businesses selling to other businesses and address issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. The Company performs public sector primary research and provides information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. The majority of the Company's governmental projects are in the areas of health, education, and international aid. The Company's telemarketing services consist principally of outbound customer acquisition services.

            The Company completed its initial public offering in October 1993. Between 1993 and 1997, as part of its globalization strategy, the Company established its presence in the U.K., Asia and Mexico through various acquisitions. In January 1998, the Company acquired ProTel Marketing, Inc. ("ORC ProTel" or "ProTel"), a high quality telemarketing company based in Lansing, Illinois, which enabled the Company to combine market research expertise with telemarketing services. In May 1999, the Company acquired Macro International Inc. ("ORC Macro" or "Macro"), a predominately public sector research, consulting and technology company based in the Washington, D.C. area. The Macro acquisition substantially increased the Company's presence in the public sector. In September 2000, the Company acquired C/J Research, Inc. ("C/J"), a market research firm engaged primarily in consumer products, and in November 2000, acquired Social and Health Services, Ltd. ("SHS"), a public sector research and communications firm. The two acquisitions in 2000 provided additional operational expansion for the Company in the areas of consumer research, social research and information management.

Results of Operations - 2000 compared to 1999

Revenues

            Revenues for 2000 increased $42,288, or 36%, to $160,909 in 2000 from $118,621 in 1999. The acquisitions of Macro, C/J and SHS (the "Acquisitions") accounted for $40,948, of this increase. Revenue increases for the remainder of the Company were due principally to the improvements in the Company's teleservices business, where revenue increased by $2,837, or 17%, offset by a decrease in revenues of $1,497, or 3%, from the Company's market research business. The appreciation of the U.S. dollar against the U.K. pound accounted for $1,129 of the decrease in market research revenues.

Cost of Revenues

            Cost of revenues increased $30,126, or 40%, to $105,975 in 2000 from $75,849 in 1999. The Acquisitions accounted for $28,767 of this increase. Cost of revenues for the Company's market research business decreased by $155 to $34,701 from $34,856 in 1999, while cost of revenues for the teleservices business increased by $1,514, or 17%, to $10,223 in 2000 from $8,709 in 1999.

            Gross profit as a percentage of revenues for the Company decreased to 34% in 2000 from 36% in 1999 due to the impact of the Acquisitions, for which the gross profit percentage for 2000 was 29%. The gross profit percentage for the market research business decreased to 37% in 2000 from 39% in 1999 and the gross profit percentage for the teleservice business was 48% in both 2000 and 1999.

Selling, General, and Administrative Expenses

            Selling, general and administrative expenses ("SG&A") increased $7,502, or 26%, to $36,004 in 2000 from $28,502 in 1999. The Acquisitions accounted for $6,870, or 92%, of the increase while non-acquisition SG&A increased by $632, or 3%. As a percent of revenues, consolidated SG&A decreased to 22% in 2000 from 24% in 1999.

            The lower gross profit and lower SG&A percentages for the Acquisitions are due to the nature of the businesses, as approximately 80% of the Acquisitions' businesses are conducted with government entities. Consequently, in accordance with the prescribed accounting procedures for government contractors, the Acquisitions' cost of revenues reflect certain costs attributable to contract projects which the Company classifies as general and administrative expenses for other operating segments. Therefore, the inclusion of the Acquisitions in the operating results of the Company has, and will continue to have, the effect of lowering, as a percentage of revenues, the consolidated gross profit and SG&A.

Depreciation and Amortization Expense

            Depreciation and amortization expense increased by $1,471, or 25%, to $7,278 in 2000 from $5,807 in 1999. The Acquisitions accounted for $1,136, or 77%, of the total increase. Depreciation and amortization on a consolidated basis decreased to 4.5% of revenues in 2000 from 4.9% in 1999.

Interest Expense

            Interest expense increased $1,676, or 42%, to $5,681 in 2000 from $4,005 in 1999. The increase in interest expense is attributable to the additional borrowings incurred during 2000 to fund two of the Acquisitions and to higher interest rates.

Provision for Income Taxes

            The provision for income taxes for 2000 and 1999 was $2,667 and $1,944, respectively. The provisions for these years are higher than the amount that results from applying the federal statutory rate to income primarily because of amortization of non-deductible goodwill generated from acquisitions throughout the years and the impact of state taxes.

Extraordinary Loss

            The Company recorded an extraordinary loss, net of tax benefits of $90, in 1999. This non-cash charge was due to the write-off of unamortized loan origination fees associated with a debt refinancing.

Net Income

            Net income for 2000 and 1999 was $3,304 and $2,424, respectively.

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

Liquidity and Capital Resources

            As of December 31, 2000, working capital was $14,833, which includes a liability of $3,226 for the payment of the contingent purchase price earned by ORC ProTel. Net cash generated by operations for 2000 was $11,003 as compared to $6,871 in 1999.

            Investing and financing activities for 2000 included capital expenditures of $4,440 and payments of $19,344 for the C/J and SHS acquisitions and earn-out payments to previous ProTel and Macro shareholders. Additionally, in January 2000, the Company paid $2,000 to the previous ProTel shareholders for options granted at the time of acquisition, due to the exercise of a put option. These options were recorded as a long-term liability as of December 31, 1999. Net of borrowings for acquisition related payments, inclusive of payment for the acquisition options, and cash on hand, the Company decreased its borrowings by $7,118 for the year ended December 31, 2000. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

            On September 1, 2000, the Company entered into a Purchase Agreement ("Purchase Agreement") with LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (collectively, "LLR"). Pursuant to the terms of the Purchase Agreement, the Company sold and LLR purchased in a private placement (i) 1,176,458 shares of the Company's Common Stock, (ii) 10 shares of the Series B Preferred Stock, and (iii) warrants to purchase 740,500 shares of the Company's Common Stock at an exercise price of $12.00 per share, for aggregate gross proceeds of $10 million. The warrants are exercisable from the date of issuance and expire in 2010. If the Company sells shares of Common Stock in the future at a per share price below $8.50, the exercise price of the warrants would be proportionately reduced and certain contingent warrants issued to LLR at an exercise price of $.01 per share become exercisable. A portion of the proceeds received from this private placement was used to fund the C/J acquisition (see
Note 2).

            In May 1999, in connection with the acquisition of Macro, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (9.50% at December 31, 2000) plus 100 basis points or LIBOR (3-month LIBOR was 6.40% at December 31, 2000) plus 250 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments commencing September 30, 1999. As of December 31, 2000, the Company had approximately $9,350 of additional credit available under the Senior Facility. Given that the interest rates on the revolving credit facility and the notes are based on current market rates, the carrying value of the amounts due under the credit facility approximates their fair value at December 31, 2000.

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

Inflation and Foreign Currency Exchange

            Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact through 2001. The appreciation of the U.S. dollar versus the British pound and the various Asian currencies has negatively affected the Company's operating results in 2000. As the Company continues to expand its international operations, exposures to gains and losses from foreign currency fluctuations will increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts.

Forward-looking Statements

            Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K, are forward-looking statements. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

      o     statements relating to the Company's business strategy;

      o     the Company's current and future plans; and

      o statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.

            These forward-looking statements are subject to risks, uncertainties, and assumptions about the Company and its operations that are subject to change based on various important factors, some of which are beyond the Company's control. The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in its forward-looking statements:

      o     fluctuations in demand for the Company's services;

      o     competition;

      o     the Company's dependence on key personnel;

      o leverage and debt service (including sensitivity to fluctuations in interest rates);

      o     domestic and global economic, credit and capital market conditions;

      o     foreign exchange fluctuations;

      o changes in federal or state tax laws or the administration of these laws;

      o     regulatory or judicial proceedings; and

      o     certain other risks described in this Annual Report on Form 10-K.

            If one or more of the assumptions underlying these forward-looking statements proves incorrect, the Company's actual results, performance or achievements in future periods could differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K. Therefore, the Company cautions the readers not to place undue reliance on its forward-looking statements.

            The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether written or oral, whether as a result of new information, changed assumptions, the occurrence of unanticipated events, changes in future operating results over time or otherwise. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

            Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. At December 31, 2000, the Company had an interest rate cap agreement outstanding for a notional amount of $3,000. This agreement expired in January 2001. The Company does not currently utilize any interest rate derivative financial instruments. The following table provides information about the financial instruments of the Company that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

----------------------------------------------------------------------------------------------------------------------
                                              Interest Rate Sensitivity
                                        Principal Amount by Expected Maturity
                                                Average Interest Rate
                                                                                       There-              Fair Value
                                         2001      2002     2003    2004      2005     After      Total     12/31/00
----------------------------------------------------------------------------------------------------------------------
Liabilities
Long-term debt including current
portion:
    Variable rate debt                   $3,002    $4,511  $6,000   $8,500   $15,650         -    $37,663     $37,663
    Average interest rate -
        LIBOR+2.50%
    Fixed rate debt - 12%                                                     $3,750   $11,250    $15,000     $13,141

----------------------------------------------------------------------------------------------------------------------

Item 8. Financial Statements and Supplementary Data

        Financial Statements are set forth at Page F-1 at the end of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

            Except as set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, this information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2001, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2000, and is hereby incorporated by reference thereto.

Item 11. Executive Compensation

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2001, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2000, and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2001, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2000, and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2001 to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2000, and is hereby incorporated by reference thereto.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

            (a)   The following documents are filed as part of this report.

            1.    Financial Statements                            Page Reference

                  Report of Independent Auditors.                        F-1

                  Consolidated Balance Sheets as of December 31,         F-2
                    2000 and 1999.

                  Consolidated Statements of Operations for              F-3
                    the years ended December 31, 2000, 1999, and 1998.

                  Consolidated Statements of Stockholders'               F-4
                    Equity for the years ended December 31, 2000
                    1999, and 1998.

                  Consolidated Statements of Cash Flows for              F-5
                    the years ended December 31, 2000, 1999, and 1998.

                  Notes to Consolidated Financial Statements.            F-6

            2.    Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts        S-1

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or the required information is given in the Financial Statements or Notes thereto, and therefore have been omitted.

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

   4.3 Amendment No. 2 to Rights Agreement dated September 1, 2000 - Incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2000 (the "2000 8-K").

   4.4     Opinion Research Corporation Designation of Series B Preferred Stock
           - Incorporated by reference to Exhibit 4.1 to the 2000 8-K.

   4.5     Opinion Research Corporation Designation of Series C Preferred Stock
           - Incorporated by reference to Exhibit 4.1 to the 2000 8-K.

   *10.1 Agreement and General Release, dated February 12, 1999, between the Registrant and Michael R. Cooper - Incorporated by reference to
           Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 1999.

   *10.2 Employment Agreement between the Registrant and John F. Short - Incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "1999 10-Q").

   *10.3 Employment Agreement between the Registrant and Douglas L. Cox dated October 26, 1998 - Incorporated by reference to Exhibit 10.1 to the 1998 10-K.

   *10.4 Employment Agreement among Opinion Research Corporation, ORC ProTel Inc., and Ruth R. Wolf dated January 1, 1998 - Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

   *10.5 Employment Agreement between Macro International Inc. and Frank J. Quirk dated May 20, 1999 - Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 1999 (the "1999 8-K").

   *10.6 Employment Agreement between Macro International Inc. and Michael T. Errecart dated May 20, 1999 - Incorporated by reference to Exhibit
           10.2 to the 1999 8-K.

   *10.7 Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Terence W. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.1 to the 2000 8-K.

   *10.8 Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Gary M. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.2 to the 2000 8-K.

   *10.9 Employment Agreement between Macro International Inc. and Lewis D. Eigen dated October 31, 2000 - Incorporated by reference to Exhibit
           10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

   10.10   1997 Stock Incentive Plan - Incorporated by reference to Exhibit
           10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

   10.11 Opinion Research Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 8, 2000.

   10.12 Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants - Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 25, 2000.

   10.13 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility) - Incorporated by reference to Exhibit 10.16 to the Form S-1.

   10.14 Lease dated August 27, 1993 between Carrollton Enterprises Associates Limited Partnership and Macro International, Inc. - Incorporated by reference to Exhibit 10.14 to the 1999 10-K.

   10.15 Lease and Lease Addendum dated February 24, 1995 between North Bethesda Associates Limited Partnership and Social and Health Services, Ltd.

   10.16 First Amendment to Lease dated January 1st, 1999 and Second Amendment to Lease dated September 15, 1999, between Bethesda Properties, L.L.C. and Social and Health Services, Ltd.

   10.17 Asset Purchase Agreement between the Registrant and Pro Tel Marketing, Inc. - Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 1998.

   10.18 Stock Purchase Agreement dated April 30, 1999 among the Registrant and the Stockholders of Macro International Inc. - Incorporated by reference to Exhibit 2.1 to the 1999 8-K.

   10.19 Asset Purchase Agreement dated August 31, 2000 among the Registrant, ORC Consumer Inc., C/J Research, Inc. and the Stockholders of C/J Research, Inc. - Incorporated by reference to Exhibit 2.1 to the 2000 8-K.

   10.20 Stock Purchase Agreement dated October 31, 2000 among Macro International Inc., Opinion Research Corporation, and Lewis D. Eigen and Ramona E.F. Arnett - Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

   10.21 Credit Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 1999 10-Q.

   10.22 Security Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.2 to the 1999 10-Q.

   10.23 Investment Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Investment Corporation, and Allied Capital Corporation. - Incorporated by reference to Exhibit 10.5 to the 1999 10-Q.

   10.24 Subordinated Debenture for $9.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Capital Corporation. - Incorporated by reference to Exhibit 10.7 to the 1999 10-Q.

   10.25 Subordinated Debenture for $5.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Investment Corporation. - Incorporated by reference to Exhibit 10.8 to the 1999 10-Q.

   10.26 Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation. - Incorporated by reference to Exhibit 10.9 to the 1999 10-Q.

   10.27 Amendment No.1 to Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to
           Exhibit 10.12 to the 2000 8-K.

   10.28 Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.10 to the 1999 10-Q.

   10.29 Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.11 to the 1999 10-Q.

   10.30 Purchase Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.5 to the 2000 8-K.

   10.31 Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.6 to the 2000 8-K.

   10.32 Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.7 to the 2000 8-K.

   10.33 Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.8 to the 2000 8-K.

   10.34 Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.9 to the 2000 8-K.

   10.35 Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.10 to the 2000 8-K.

   21      Subsidiaries of the Registrant.

   23      Consent of Ernst & Young LLP.

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

                                     OPINION RESEARCH CORPORATION


                                By:               /s/ John F. Short
                                     -------------------------------------------
                                               John F. Short, Chairman

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ John F. Short                                    Chairman of the Board, Chief Executive Officer,
--------------------------------------               President and Director
John F. Short                                        (Principal Executive Officer)

/s/ Douglas L. Cox                                   Executive Vice President and Chief Financial Officer
--------------------------------------               (Principal Financial and Accounting Officer)
Douglas L. Cox

/s/ James A. Bulvanoski                              Director
--------------------------------------
James A. Bulvanoski

/s/ Dale J. Florio                                   Director
--------------------------------------
Dale J. Florio

/s/ John J. Gavin                                    Director
--------------------------------------
John J. Gavin

/s/ Stephen A. Greyser                               Director
--------------------------------------
Stephen A. Greyser

/s/ Seth J. Lehr                                     Director
--------------------------------------
Seth J. Lehr

/s/ Frank J. Quirk                                   Executive Vice President and Director
--------------------------------------
Frank J. Quirk

/s/ Lenard B. Tessler                                Director
--------------------------------------
Lenard B. Tessler

                         Report of Independent Auditors

The Board of Directors and Stockholders
Opinion Research Corporation

We have audited the accompanying consolidated balance sheets of Opinion Research Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opinion Research Corporation and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 9, 2001

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                                             December 31,
                                                                                                   ---------------------------------
                                                                                                       2000               1999
                                                                                                   --------------     --------------
                                                            Assets
Current Assets:
    Cash and cash equivalents                                                                    $         3,235    $         2,808
    Accounts receivable:
       Billed                                                                                             27,162             21,107
       Unbilled services                                                                                  14,185             11,853
                                                                                                   --------------     --------------
                                                                                                          41,347             32,960
       Less: allowance for doubtful accounts                                                                 246                259
                                                                                                   --------------     --------------
                                                                                                          41,101             32,701
    Prepaid and other current assets                                                                       2,319              2,034
                                                                                                   --------------     --------------
Total current assets                                                                                      46,655             37,543

Property and equipment, net                                                                                9,610              8,815
Intangible assets, net                                                                                     4,924              4,217
Goodwill, net                                                                                             51,108             37,588
Other assets                                                                                               3,660              3,803
                                                                                                   --------------     --------------
                                                                                                 $       115,957    $        91,966
                                                                                                   ==============     ==============

                                         Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                                             $         4,737    $         3,629
    Accrued expenses                                                                                      13,683              8,329
    Payable for acquisitions                                                                               3,226              2,897
    Deferred revenues                                                                                      4,834              3,450
    Short-term borrowings                                                                                  3,002              2,027
    Other current liabilities                                                                              2,340              1,838
                                                                                                   --------------     --------------
Total current liabilities                                                                                 31,822             22,170

Long-term debt                                                                                            48,776             45,311
Deferred income taxes                                                                                        548              1,232
Other long term liabilities                                                                                  951              3,060
Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
       Series A - 10,000 shares designated, none issued or outstanding in 2000 and 1999                       --                 --
       Series B - 10 shares designated, issued and outstanding in 2000,
           none issued or outstanding in 1999, liquidation value of $10 per share                             --                 --
       Series C - 588,229 shares designated, none issued or outstanding in 2000 and 1999                      --                 --
    Common stock, $.01 par value, 10,000,000 shares authorized, 5,650,870 shares issued and 5,613,012 outstanding in 2000,
       and 4,292,641 shares issued and 4,254,783 outstanding in 1999                                          56                 43
    Additional paid-in capital                                                                            26,362             15,475
    Retained earnings                                                                                      8,235              4,931
    Treasury stock, at cost, 37,858 shares in 2000 and 1999                                                 (186)              (186)
    Accumulated other comprehensive loss                                                                    (607)               (70)
                                                                                                   --------------     --------------
Total stockholders' equity                                                                                33,860             20,193
                                                                                                   --------------     --------------
                                                                                                 $       115,957    $        91,966
                                                                                                   ==============     ==============

                 See notes to consolidated financial statements.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
               (in thousands, except share and per share amounts)

                                                                                            Year Ended December 31,
                                                                              -----------------------------------------------------
                                                                                   2000               1999               1998
                                                                              ---------------    ---------------    ---------------
Revenues                                                                    $        160,909   $        118,621   $         73,167
Cost of revenues                                                                     105,975             75,849             44,807
                                                                              ---------------    ---------------    ---------------
     Gross profit                                                                     54,934             42,772             28,360
Selling, general and administrative expenses                                          36,004             28,502             19,408
Depreciation and amortization                                                          7,278              5,807              4,142
Unusual charge                                                                             -                  -              2,470
                                                                              ---------------    ---------------    ---------------
     Operating income                                                                 11,652              8,463              2,340
Interest and other non-operating expenses, net                                         5,681              4,005              1,871
                                                                              ---------------    ---------------    ---------------
     Income before income taxes and extraordinary loss                                 5,971              4,458                469
Provision for income taxes                                                             2,667              1,944                489
                                                                              ---------------    ---------------    ---------------
Income (loss) before extraordinary loss                                                3,304              2,514                (20)
Extraordinary loss on debt refinancings,
     net of tax benefit of $60 in 1999 and $133 in 1998                                    -                (90)              (150)
                                                                              ---------------    ---------------    ---------------
Net income (loss)                                                           $          3,304   $          2,424   $           (170)
                                                                              ===============    ===============    ===============

Income (loss) before extraordinary loss per common share:
  Basic                                                                     $           0.70   $           0.59   $          (0.00)
                                                                              ===============    ===============    ===============
  Diluted                                                                   $           0.65   $           0.58   $          (0.00)
                                                                              ===============    ===============    ===============

Extraordinary loss on debt refinancings per common share:
  Basic                                                                     $              -   $          (0.02)  $          (0.04)
                                                                              ===============    ===============    ===============
  Diluted                                                                   $              -   $          (0.02)  $          (0.04)
                                                                              ===============    ===============    ===============

Net income (loss) per common share:
  Basic                                                                     $           0.70   $           0.57   $          (0.04)
                                                                              ===============    ===============    ===============
  Diluted                                                                   $           0.65   $           0.56   $          (0.04)
                                                                              ===============    ===============    ===============


Weighted average common shares outstanding:
  Basic                                                                            4,691,859          4,244,026          4,202,131
  Diluted                                                                          5,053,217          4,331,700          4,202,131

                 See notes to consolidated financial statements.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)


                                                                                                     Accumulated
                                                Common stock         Additional                         other
                                            ---------------------      paid-in       Retained        comprehensive
                                            Shares       Amount        capital       earnings       income (loss)
                                            --------    ---------    ------------   -----------    ----------------
Balance, December 31, 1997                    4,232   $       42   $      13,976  $      2,677   $            (149)
Comprehensive income:
      Net loss                                    -            -               -          (170)                  -
      Other comprehensive income:
           Foreign currency translation
                adjustments                       -            -               -             -                 261

      Comprehensive income
Issuance of capital stock                        50            -             228             -                   -
Compensation expense recognized
     for stock options                            -            -              12             -                   -
                                            --------    ---------    ------------   -----------    ----------------
Balance, December 31, 1998                    4,282           42          14,216         2,507                 112
Comprehensive income:
      Net income                                  -            -               -         2,424                   -
      Other comprehensive income:
           Foreign currency translation
                adjustments                       -            -               -             -                (182)

      Comprehensive income
Exercise of stock options                       148            1             912             -                   -
Common stock redeemed for the
     exercise of stock options                 (137)           -            (936)            -                   -
Compensation expense recognized
     for warrants issued                          -            -             100             -                   -
Warrants issued in association with
     debt refinancing                             -            -           1,183             -                   -
                                            --------    ---------    ------------   -----------    ----------------
Balance, December 31, 1999                    4,293           43          15,475         4,931                 (70)
Comprehensive income:
      Net income                                  -            -               -         3,304                   -
      Other comprehensive income:
           Foreign currency translation
                adjustments                       -            -               -             -                (537)

      Comprehensive income
Exercise of stock options                        37            -             168             -                   -
Issuance of capital stock and warrants        1,321           13          10,719             -                   -
                                            --------    ---------    ------------   -----------    ----------------
Balance, December 31, 2000                    5,651   $       56   $      26,362  $      8,235   $            (607)
                                            ========    =========    ============   ===========    ================


                                                Treasury stock              Total
                                             ----------------------     stockholders'
                                              Shares      Amount           equity
                                             ---------   ----------    ----------------
Balance, December 31, 1997                         38  $      (186)  $          16,360
Comprehensive income:
      Net loss                                      -            -                (170)
      Other comprehensive income:
           Foreign currency translation
                adjustments                         -            -                 261
                                                                       ----------------
      Comprehensive income                                                          91
Issuance of capital stock                           -            -                 228
Compensation expense recognized
     for stock options                              -            -                  12
                                             ---------   ----------    ----------------
Balance, December 31, 1998                         38         (186)             16,691
Comprehensive income:
      Net income                                    -            -               2,424
      Other comprehensive income:
           Foreign currency translation
                adjustments                         -            -                (182)
                                                                       ----------------
      Comprehensive income                                                       2,242
Exercise of stock options                           -            -                 913
Common stock redeemed for the
     exercise of stock options                      -            -                (936)
Compensation expense recognized
     for warrants issued                            -            -                 100
Warrants issued in association with
     debt refinancing                               -            -               1,183
                                             ---------   ----------    ----------------
Balance, December 31, 1999                         38         (186)             20,193
Comprehensive income:
      Net income                                    -            -               3,304
      Other comprehensive income:
           Foreign currency translation
                adjustments                         -            -                (537)
                                                                       ----------------
      Comprehensive income                                                       2,767
Exercise of stock options                           -            -                 168
Issuance of capital stock and warrants              -            -              10,732
                                             ---------   ----------    ----------------
Balance, December 31, 2000                         38  $      (186)  $          33,860
                                             =========   ==========    ================

                 See notes to consolidated financial statements.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                          Year Ended December 31,
                                                                                --------------------------------------------
                                                                                   2000            1999            1998
                                                                                ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                          $       3,304   $       2,424   $        (170)
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
     Depreciation and amortization                                                    7,278           5,807           4,142
     Loss on disposal of fixed assets                                                    63               9             120
     Extraordinary loss                                                                   -             150             283
     Non-cash portion of unusual charge                                                   -               -             198
     Provision for doubtful accounts                                                      -             135             226
     Amortization of original issue discount included in interest expense                95             260               -
     Amortization of loan fees                                                          315             169              51
     Compensation expense recognized for issuance of warrants                             -             100               -
     Deferred income taxes                                                             (964)           (835)         (1,356)
     Changes in operating assets and liabilities, net of effects from acquisitions,
        Billed accounts receivable, net                                              (2,710)          3,269          (2,312)
        Unbilled services                                                            (1,582)         (6,509)            707
        Other assets                                                                    (58)            709          (1,137)
        Accounts payable                                                                (21)            (84)            755
        Accrued expenses                                                              4,980            (282)          1,656
        Deferred revenues                                                             1,244             777          (1,343)
        Other liabilities                                                              (941)            772           1,026
                                                                                ------------    ------------    ------------
      Net cash provided by operating activities                                      11,003           6,871           2,846
                                                                                ------------    ------------    ------------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                  (19,344)        (26,383)        (12,131)
   Proceeds from the sale of fixed assets                                                 -             107             142
   Capital expenditures                                                              (4,440)         (3,563)         (1,882)
                                                                                ------------    ------------    ------------
      Net cash used in investing activities                                         (23,784)        (29,839)        (13,871)
                                                                                ------------    ------------    ------------

Cash flows from financing activities:
   Borrowings under line-of-credit agreement                                         31,233          23,769          43,108
   Repayments under line-of-credit agreement                                        (24,836)        (31,735)        (37,125)
   Issuance of note payable                                                               -          43,970          20,093
   Repayments of note payable                                                        (2,051)        (12,355)        (14,194)
   Repayments under capital lease arrangements                                          (22)           (101)           (214)
   Redemption of acquisition stock options                                           (2,000)              -               -
   Proceeds from issuance of capital stock, warrants, and options                    10,900           1,161             228
                                                                                ------------    ------------    ------------
      Net cash provided by financing activities                                      13,224          24,709          11,896
                                                                                ------------    ------------    ------------

Effect of exchange rate changes on cash and cash equivalents                            (16)              9              27
                                                                                ------------    ------------    ------------
Increase in cash and cash equivalents                                                   427           1,750             898
Cash and cash equivalents at beginning of period                                      2,808           1,058             160
                                                                                ------------    ------------    ------------
Cash and cash equivalents at end of period                                    $       3,235   $       2,808   $       1,058
                                                                                ============    ============    ============

Non-cash investing and financing activities:
   Acquisition of equipment under capital lease                               $           -   $         107   $           -
                                                                                ============    ============    ============

                 See notes to consolidated financial statements.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
               (in thousands, except share and per share amounts)

1. Summary of significant accounting policies

Nature of operations and basis of presentation

Opinion Research Corporation (the "Company" or "ORC") was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, social research, information services, marketing services, and telemarketing. The Company assists its commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts. The majority of the Company's commercial projects are for businesses selling to other businesses and address issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. The Company also performs public sector primary research and provides information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. The majority of the Company's governmental projects are in the areas of health, education, and international aid. The Company's telemarketing services consist principally of outbound customer acquisition services. The Company operates in three industry and three geographic segments.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions are eliminated upon consolidation.

Revenue recognition

Revenues from professional services are recognized at the time services are performed on a percentage of completion basis. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled services are classified as a current asset. Advanced billings to clients in excess of revenue earned are classified as a current liability. The Company grants credit primarily to large companies and government agencies and performs periodic credit evaluations of its clients' financial condition. The Company does not generally require collateral. Credit losses relating to clients consistently have been within management's expectations. For the year ended December 31, 2000, one client accounted for 13% of the Company's total revenues and constituted 12% of net accounts receivable. For the year ended December 31, 1999, the same client accounted for 11% of the Company's total revenues. No single client constituted more than 10% of net accounts receivable at December 31, 1999. Two clients accounted for 30% of revenues for the year ended December 31, 1998.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of significant accounting policies (continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

The Company considers as cash equivalents all highly liquid debt instruments with a maturity of three months or less when purchased.

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

Foreign currency translation

All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and revenues and expenses are translated using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income and are accumulated in stockholder's equity. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of significant accounting policies (continued)

Stock-based compensation

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realized in future periods.

Earnings per share

Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share.

Comprehensive income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of significant accounting policies (continued)

Computer Software

In accordance with Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use issued by the American Institute of Certified Public Accountants, the Company has capitalized certain internal and external costs incurred to acquire or create internal use software. Capitalized costs are amortized over five years.

Reclassification

Certain amounts in prior years have been reclassified to conform to the 2000 presentation. These reclassifications had no impact on the Company's results of operations or financial position.

2. Acquisitions

In January 1998, ORC ProTel, Inc. ("ProTel"), a newly created subsidiary of the Company, purchased certain assets (not including cash or accounts receivable) and assumed certain liabilities of Pro Tel Marketing, Inc. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. The purchase price was comprised of a $10,000 cash payment and 400,000 options to purchase common shares of the Company's stock, with the provision that such options may, at the option of the holders, be returned to the Company for cash payment of $2,000 on the second anniversary of the closing. The fair value of these options was $1,691 at the acquisition date and $2,000 at December 31, 1999. In January 2000, these options were returned to the Company for a payment of $2,000. The fair value of the net assets acquired was $489. The Company incurred $543 of costs related to the acquisition. Identifiable intangible assets valued at $1,250 are being amortized using the straight-line method over a period of five years. The excess of the initial consideration paid over the estimated fair value of net assets and identifiable intangible assets acquired in the amount of $10,495, has been recorded as goodwill and is being amortized using the straight-line method over a period of fifteen years.

In addition, over the years 1998 through 2000, the sellers were eligible to earn up to an additional $10,000 of cash payments, contingent upon ProTel achieving certain targets for revenues and earnings before interest, income taxes, depreciation, and amortization. Based on 2000 and 1999 operating results, additional payments totaling $3,226 and $2,897 were made to the principals and broker in March 2001 and 2000, respectively. The additional consideration has been recorded as goodwill and is being amortized over the remaining life of the original goodwill.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisition (continued)

On April 30, 1999, The Company completed the purchase of all of the outstanding shares of stock of Macro International Inc. ("Macro"). The purchase price was comprised of a $22,300 cash payment and approximately $1,010 of additional costs related to the acquisition. The fair value of the net assets acquired was $8,742. Identifiable intangible assets valued at $2,960 are being amortized using the straight-line method over a period of five years. The excess of the initial consideration paid over the estimated fair value of net assets and identifiable intangible assets acquired in the amount of $11,608, has been recorded as goodwill to be amortized using the straight-line method over a period of twenty years.

Based upon Macro's operating results for period ended April 30, 2000, an additional payment of $3,200 was made to the sellers in July 2000. Such additional consideration has been recorded as goodwill and is being amortized over the remaining life of the goodwill. In addition, over the next year, the sellers may earn up to an additional $5,500 of cash payments, contingent upon Macro achieving certain future targets for revenues and earnings before interest, income taxes, depreciation and amortization. The pro forma amounts presented below do not give effect to any such contingent payments.

On August 31, 2000, the Company acquired substantially all of the assets of C/J Research, Inc. ("C/J"). The purchase price was comprised of a $9,225 cash payment and approximately $325 of additional costs related to the acquisition. The fair value of the net assets acquired was $637. Identifiable intangible assets valued at $1,300 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets and identifiable intangible assets acquired in the amount of $7,613, has been recorded as goodwill and is being amortized using the straight-line method over a period of twenty years.

Pursuant to a Stock Purchase Agreement dated October 31, 2000, the Company, through its wholly owned subsidiary Macro, acquired all of the outstanding shares of stock of Social & Health Services, Ltd. ("SHS"), a communications and information management company based in Rockville, Maryland. The purchase price was comprised of $3,750 in cash, 144,990 shares of the Company's common stock valued at $1,000, and approximately $180 of other acquisition related costs. The fair value of the net assets acquired was $2,340. Identifiable intangible assets valued at $594 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets and identifiable intangible assets acquired in the amount of $1,996, has been recorded as goodwill and is being amortized using the straight-line method over a period of twenty years.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisition (continued)

The unaudited pro forma results of operations for the years ended December 31, 2000, 1999 and 1998, which assumes the consummation of Macro, C/J, and SHS purchases as of January 1, 1998, are as follows:

                                                                     Year Ended December 31,
                                                             2000                1999               1998
                                                        ---------------     ---------------     --------------
Revenues                                                    $180,173            $165,340          $155,663
Income (loss) before extraordinary loss                       $4,276              $2,895              ($83)
Net income (loss)                                             $4,276              $2,805             ($233)

Income (loss) before extraordinary loss per share:
     Basic                                                     $0.76               $0.52            ($0.02)
     Diluted                                                   $0.72               $0.51            ($0.02)

Net income (loss) per share:
     Basic                                                     $0.76               $0.50            ($0.04)
     Diluted                                                   $0.72               $0.50            ($0.04)

The pro forma net income (loss) includes adjustment for amortization of goodwill and identifiable intangible assets, adjustment of interest expense, and the related income tax effects of such adjustments.

3. Property and equipment

Property and equipment consists of the following:

                                                                                   December 31,
                                                                         ---------------------------------
                                                                             2000               1999
                                                                         --------------    ---------------
Leasehold improvements                                                          $3,393             $3,198
Computer equipment and software                                                 15,132             12,334
Furniture, fixtures, and equipment                                               6,105              4,797
Equipment under capital lease obligations                                          162                276
                                                                         --------------    ---------------
                                                                                24,792             20,605
Less accumulated depreciation and amortization                                  15,182             11,790
                                                                         --------------    ---------------
Property and equipment, net                                                     $9,610             $8,815
                                                                         ==============    ===============

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Property and equipment (continued)

Depreciation expense of $3,626, $3,053, and $2,337 was charged to earnings for the years ended December 31, 2000, 1999, and 1998.

4. Intangible assets

Intangible assets are as follows:

                                                        December 31,
                                              ---------------------------------
                                                  2000               1999
                                              --------------    ---------------
Intangible assets                                    $9,777             $9,098
Less accumulated amortization                         4,853              4,881
                                              --------------    ---------------
Intangible assets, net                               $4,924             $4,217
                                              ==============    ===============

Goodwill                                            $58,239            $42,245
Less accumulated amortization                         7,131              4,657
                                              --------------    ---------------
Goodwill, net                                       $51,108            $37,588
                                              ==============    ===============

Amortization expense charged to earnings for the years ended December 31, 2000, 1999, and 1998 was $3,652, $2,754, and $1,805, respectively.

5. Income taxes

For financial reporting purposes, income (loss) before income taxes and extraordinary loss consists of the following:

                                         Year Ended December 31,
                           ----------------------------------------------------
                               2000               1999               1998
                           --------------     --------------    ---------------

United States                     $6,044             $4,373               $675
Foreign                              (73)                85               (206)
                           --------------     --------------    ---------------
                                  $5,971             $4,458               $469
                           ==============     ==============    ===============

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Income taxes (continued)

The provision (benefit) for income taxes, excluding amounts related to extraordinary loss, consists of the following:

                                                                    Year Ended December 31,
                                                      ----------------------------------------------------
                                                          2000               1999               1998
                                                      --------------     --------------    ---------------
Current:
     Federal                                                 $2,898             $1,010             $1,610
     State                                                      593                274                230
     Foreign                                                    140                 86                  5
                                                      --------------     --------------    ---------------
     Total current                                            3,631              1,370              1,845
                                                      --------------     --------------    ---------------

Deferred:
     Federal                                                   (732)               379             (1,084)
     State                                                     (212)               167               (245)
     Foreign                                                    (20)                28                (27)
                                                      --------------     --------------    ---------------
     Total deferred                                            (964)               574             (1,356)
                                                      --------------     --------------    ---------------
                                                             $2,667             $1,944               $489
                                                      ==============     ==============    ===============

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes and extraordinary loss is as follows:

                                                                           Year Ended December 31,
                                                                   ----------------------------------------
                                                                      2000          1999           1998
                                                                   -----------    ----------     ----------
Statutory rate applied to pre-tax income                               $2,030        $1,516           $159
Add (deduct):
     State income taxes, net of federal benefit                           251           291            (10)
     Foreign operating losses for which a tax
       benefit has not been recorded                                       70            85             48
     Effect of non-deductible goodwill amortization                       362           251            106
     Effect of other non-deductible expenses                               44            36            120
     Tax credits                                                         (165)         (100)             -
     Other                                                                 75          (135)            66
                                                                   -----------    ----------     ----------
                                                                       $2,667        $1,944           $489
                                                                   ===========    ==========     ==========

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Income taxes (continued)

The Company's deferred tax liabilities and assets consists of the following temporary differences:

                                                                                   December 31,
                                                                         ---------------------------------
                                                                             2000               1999
                                                                         --------------    ---------------
Deferred tax liabilities:
   Intangibles                                                                   ($789)           ($1,026)
   Other assets                                                                   (168)              (378)
                                                                         --------------    ---------------
      Total deferred tax liabilities                                              (957)            (1,404)
                                                                         --------------    ---------------
Deferred tax assets:
   Reserves for doubtful accounts                                                   76                 90
   Fixed assets                                                                    147                (65)
   Compensation                                                                    519                431
   Valuation allowance                                                             (95)               (95)
   Other                                                                           140                (91)
                                                                         --------------    ---------------
      Total deferred tax assets                                                    787                270
                                                                         --------------    ---------------
Net deferred tax liabilities                                                     ($170)           ($1,134)
                                                                         ==============    ===============

At December 31, 2000 and 1999, the Company has net current deferred tax assets in the amount of $378 and $98, respectively, which are reported in the balance sheet in prepaid and other current assets. At December 31, 2000 and 1999, unremitted earnings of foreign subsidiaries were approximately $487 and $654, respectively. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Income taxes paid in the U.S. in 2000, 1999, and 1998 were $3,166, $968, and $1,959, respectively. There were no income taxes paid in the U.K. in 2000. Income taxes of $39 and $27 were paid in the U.K. in 1999 and 1998, respectively.

6. Debt

Debt consists of the following:

                                                                                   December 31,
                                                                         ---------------------------------
                                                                             2000               1999
                                                                         --------------    ---------------

Working capital facilities                                                     $10,650             $4,253
Notes payable                                                                   41,128             43,085
                                                                         --------------    ---------------
Total debt                                                                      51,778             47,338
Less current maturities                                                          3,002              2,027
                                                                         --------------    ---------------
Long-term portion                                                              $48,776            $45,311
                                                                         ==============    ===============

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Debt (continued)

In May 1999, in connection with the acquisition of Macro, the Company entered into a credit agreement with a financial institution for a new facility of $50,000 (the "Senior Facility"). This financial institution later syndicated the facility to include four additional financial institutions. The Senior Facility provides $30,000 of term notes and up to $20,000 of revolving credit for a six-year term and is secured by substantially all of the assets of the Company. The Senior Facility carries an interest rate at the discretion of the Company of either the financial institution's designated base rate (9.50% at December 31, 2000) plus 100 basis points or LIBOR (3-month LIBOR was 6.40% at December 31,
2000) plus 250 basis points for both revolving credit and term notes. Principal payments on the term notes are due in escalating quarterly installments commencing September 30, 1999. As of December 31, 2000, the Company had approximately $9,350 of additional credit available under the Senior Facility. Given that the interest rates on the revolving credit facility and the notes are based on current market rates, the carrying value of the amounts due under the credit facility approximates their fair value at December 31, 2000.

In May 1999, the Company also issued $15,000 of subordinated debentures to a financial institution. In exchange for consideration received in connection with this debt, the Company also issued warrants to purchase a maximum of 437,029 shares of the Company's common stock at an exercise price of $5.422 per share. The warrants are exercisable from the date of issuance and expire in 2007. The subordinated financing has an eight-year term and a coupon rate of 12%. The carrying value of such debt, $14,115 at December 31, 2000, is included in notes payable in the previously presented debt table.

All debt outstanding as of May 26, 1999 was repaid with proceeds from the above borrowings. In conjunction with its new credit facilities, the Company incurred costs of $2,154, which are recorded as other long-term assets in the Company's consolidated financial statements and are being amortized over the term of the facilities. In 1999, the Company also recorded an after-tax, non-cash charge of $90 for the write-off of unamortized loan fees from the previous credit facility. This charge is shown as an extraordinary loss from debt refinancing.

Aggregate maturities of debt for the years ending December 31 are as follows:

                 2001............................................        $3,002
                 2002............................................         4,511
                 2003............................................         6,000
                 2004............................................         8,500
                 2005............................................        19,400
                 Thereafter......................................        11,250

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Debt (continued)

The Company paid interest of $5,500, $2,123, and $1,527 for the year ended December 31, 2000, 1999, and 1998, respectively.

7. Leases

Future minimum payments required under capital and operating leases that have noncancelable lease terms in excess of one year are as follows:

                                                         Capital       Operating
                                                         Leases          Leases
                                                        -------         -------

2001 ...............................................        $25         $ 8,444
2002 ...............................................         25           7,833
2003 ...............................................         25           7,233
2004 ...............................................         --           6,258
2005 ...............................................         --           4,051
Thereafter .........................................         --           6,303
                                                        -------         -------
Total minimum lease payments .......................        $75         $40,122
                                                                        =======
Less amounts representing interest .................         11
                                                        -------
Capitalized lease obligations ......................        $64
                                                        =======

At December 31, 2000, the current portion of capital lease obligations of $19 was recorded in the balance sheet in other current liabilities. Rent expense under operating leases was $6,006, $4,768, and $2,641, for the years ended December 31, 2000, 1999 and 1998, respectively. Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on similar properties.

8. Benefit plans

The Company maintains a defined contribution pension and profit sharing plan covering substantially all domestic employees ("ORC Plan") except for Macro and SHS, which, as of December 31, 2000, maintained separate profit sharing and 401(k) plans (the "Macro Plans" and the "SHS Plans"). Effective January 2001, the SHS Plans were amended to mirror the attributes of the Macro Plans.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Benefit plans (continued)

Under both the ORC and the Macro Plans, employees may contribute up to 15% of their annual salary but not to exceed the maximum allowable under the Internal Revenue Code. The respective Board of Directors may elect to match employees' contributions or contribute to the profit sharing plan. ORC Plan assets include 206,625 shares of common stock of the Company as of December 31, 2000 and 1999. The Company contributed $200, $250, and $95 to the ORC Plan in 2000, 1999, and 1998, respectively. Under the Macro Plans, the Company contributed $1,593 and $765 in 2000 and 1999, respectively.

9. Stockholders' equity

On September 1, 2000, the Company entered into a Purchase Agreement ("Purchase Agreement") with LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (collectively, "LLR"). Pursuant to the terms of the Purchase Agreement, the Company sold and LLR purchased in a private placement (i) 1,176,458 shares of the Company's Common Stock, (ii) 10 shares of the Series B Preferred Stock, and
(iii) warrants to purchase 740,500 shares of the Company's Common Stock at an exercise price of $12.00 per share, for aggregate gross proceeds of $10 million. The warrants are exercisable from the date of issuance and expire in 2010. If the Company sells shares of Common Stock in the future at a per share price below $8.50, the exercise price of the warrants would be proportionately reduced and certain contingent warrants issued to LLR at an exercise price of $.01 per share become exercisable. A portion of the proceeds received from this private placement was used to fund the C/J acquisition (see Note 2).

The holders of Series B Preferred Stock are entitled to nominate and elect two directors to the Company's Board of Directors. The holders of the Series B Preferred Stock are not entitled to receive dividends. In the event of liquidation, each share of the Series B Preferred Stock is entitled to a liquidation preference of $10.00 per share. The Company may redeem the outstanding shares of Series B Preferred Stock at any time at a per share amount equal to the greater of the fair market value or the liquidation preference.

At any time after the fifth anniversary of the closing, LLR may exchange each share of Common Stock for one-half of a share of the Company's Series C Preferred Stock. After conversion, the holders of Series C Preferred Stock are entitled to receive cumulative quarterly cash dividends at an annual rate of $2.04 per share. In the event of liquidation, each share of the Series C Preferred Stock is entitled to a liquidation preference of $17.00 per share (the "Preference Amount") plus all accrued and unpaid dividends. The Company may redeem the outstanding shares of Series C Preferred Stock at any time at a per share amount equal to the greater of the fair market value or the Preference Amount multiplied by 25% per annum, compounded annually from September 30, 2000 plus any accrued but unpaid dividends per share. Each share of Series C Preferred Stock is convertible at all times into two shares of Common Stock.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Stockholders' equity (continued)

The holders of Series C Preferred Stock are entitled to vote on all matters before the common holders, as a single class with the Common Stock, on an as if converted basis. Additionally, holders of Series C Preferred Stock as a class, may also nominate and elect two additional directors to the Company's Board of Directors, subject to LLR maintaining certain specified ownership percentages.

10. Stock options

The Company maintains a 1997 Stock Incentive Plan, which provides for the grant of up to 1,125,000 options to purchase common stock to directors and key employees of the Company. In 1998, the 1997 Stock Incentive Plan was amended to increase the number of shares available for grant from 875,000 to 1,125,000. The exercise price of options granted to employees under this plan is at least equal to the fair market value of the stock on the date of grant and is exercisable for seven years. Options granted under this plan are vested equally over a three-year period.

Under the 1997 Stock Incentive Plan as amended, each Non-employee Director is granted options to acquire the "formula number" of shares of common stock on January 2nd of each year. The option exercise price for these options is equal to the fair market value of the underlying shares on the date of the grant. The options granted under this provision are non-qualified stock options.

The Non-employee Directors' options become exercisable on the first anniversary of the date of grant provided the Non-employee Director is a member of the Board of Directors on that date.

For 2000 and 1999, all outside directors were granted the "formula number" of 5,000 shares. In addition, each director who chaired a committee was granted options to purchase an additional 5,000 shares of the Company's common stock. The "formula number" for 1998 was 15,000 shares for those Non-employee Directors who have served as a member of the Board of Directors for a period of three full years or more, and 5,000 shares for all other Non-employee Directors.

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

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Stock options (continued)

Stock option transactions were as follows:

                                                                                            Weighted
                                                                        Number               Average
                                                                      of Shares          Exercise Price
                                                                    ---------------    -------------------

Outstanding Balance at December 31, 1997                                  958,040            $5.65

1998
Granted                                                                   236,000            $5.60
Canceled                                                                  (24,334)           $5.61
                                                                    ---------------
Outstanding Balance at December 31, 1998                                1,169,706            $5.64

1999
Granted                                                                    50,000            $5.35
Canceled                                                                 (117,332)           $5.56
Exercised                                                                (147,582)           $6.18
                                                                    ---------------
Outstanding Balance at December 31, 1999                                  954,792            $5.55

2000
Granted                                                                   264,000            $8.75
Canceled                                                                  (76,859)           $6.18
Exercised                                                                (118,300)           $5.01
                                                                    ---------------
Outstanding Balance at December 31, 2000                                1,023,633            $6.39
                                                                    ===============

In December 1997, 200,000 non-plan options were granted to three senior executives. These non-plan options were issued with an exercise price equal to the market value of the stock at the date of grant. As of December 31, 2000, 110,000 of the December 1997 non-plan options were issued and outstanding. In January 2000, an additional 90,000 non-plan options were granted to a senior executive and were outstanding as of December 31, 2000. All such non-plan options have a vesting period of three years and a life of seven years. All non-plan options are included in the previously presented option table.

Options exercisable at December 31, 2000, 1999, and 1998 were 705,399, 736,960, and 733,708, respectively. Exercise prices for options outstanding as of December 31, 2000 for the plan ranged from $3.63 to $8.875 per share. The weighted average remaining term of the outstanding options is 4.01 years. As of December 31, 2000, the total of 1,325,000 shares of Common Stock were reserved for issuance related to the Company's 1997 Stock Incentive Plan and its non-plan options.

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

                                                               2000           1999             1998
                                                             ----------    ------------    -------------

Net income (loss) - as reported.......................          $3,304          $2,424           ($170)
Net income (loss) - pro forma.........................          $2,836          $2,239           ($514)
Earnings (loss) per share - as reported............               $.65            $.56           ($.04)
Earnings (loss) per share - pro forma..............               $.56            $.52           ($.12)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                2000           1999             1998
                                                             -----------    ------------    -------------

Expected dividend yield.................................             0%              0%               0%
Expected stock price volatility.........................          66.8%           63.1%            42.3%
Risk-free interest rate.................................           6.3%            5.4%             5.5%
Expected life of  options...............................       7  years         7 years          7 years

The weighted average fair value of options granted during 2000, 1999, and 1998 was $6.12, $3.56 and $2.97 per share, respectively.

The Company has 1,432,529 and 692,029 warrants issued and outstanding with a weighted average exercise price of $8.79 and $5.36 as of December 31, 2000 and 1999, respectively. These warrants are immediately exercisable.

11. Interest rate instruments

At December 31, 2000, the Company had an interest rate cap agreement outstanding for a notional amount of $3,000. This agreement expired in January 2001. The Company does not currently utilize any interest rate derivative financial instruments.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Earnings per share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                                   Years Ended December 31,
                                                                         ----------------------------------------------
                                                                             2000            1999             1998
                                                                         -------------    ------------     ------------
                                                                             (000's omitted, except per share data)
Numerator:
   Income (loss) before extraordinary loss                                     $3,304          $2,514             ($20)
                                                                         -------------    ------------     ------------
   Numerator for basic and diluted earnings (loss) per share                   $3,304          $2,514             ($20)
                                                                         =============    ============     ============
Denominator:
    Denominator for basic earnings (loss) per share,
       Weighted-average shares                                                  4,692           4,244            4,202
       Effect of dilutive stock options                                           361              88                -
                                                                         -------------    ------------     ------------
    Denominator for diluted earnings (loss) per share
      Adjusted weighted-average shares                                          5,053           4,332            4,202
                                                                         =============    ============     ============

Basic earnings (loss) per share                                                  $.70            $.59            ($.00)
                                                                         =============    ============     ============
Diluted earnings (loss) per share                                                $.65            $.58            ($.00)
                                                                         =============    ============     ============

13. Segments

The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has four reportable segments: U.S. Market Research, U.K. Market Research, Teleservices, and Social Research. There were no significant inter-segment events which materially affected the financial statements. The Company measures segment profits as operating profit, which is defined as income before interest and other non-operating expenses and income taxes. Information on segments and a reconciliation to consolidated total, are as follows:

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Segments (continued)

                                       U.S.
                                      Market      U.K. Market                    Social        Total
                                     Research       Research    Teleservices    Research     Segments      Other    Consolidated
--------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2000:
-----------------------------------

Revenues from external customers        $37,807       $16,956       $19,744       $83,011     $157,518     $3,391      $160,909
Depreciation and amortization             2,047           736         1,873         2,469        7,125        153         7,278
Operating income (loss)                   1,500           727         2,851         6,664       11,742        (90)       11,652
Interest and other
  non-operating expenses, net                                                                               5,681         5,681
Income before income taxes                                                                                               $5,971
Total assets                            $33,565        $9,369       $22,564       $48,010     $113,508     $2,449      $115,957
Capital expenditures                     $1,573          $297          $651        $1,744       $4,265       $175        $4,440

Year Ended December 31, 1999:
-----------------------------------

Revenues from external customers        $36,915       $15,411       $16,907       $44,961     $114,194     $4,427      $118,621
Depreciation and amortization             1,906           750         1,442         1,568        5,666        141         5,807
Operating income                          3,227           174         1,965         2,815        8,181        282         8,463
Interest and other
  non-operating expenses, net                                                                               4,005         4,005
Income before income taxes and
   extraordinary loss                                                                                                    $4,458
Total assets                            $22,163        $9,829       $20,072       $37,559      $89,623     $2,343       $91,966
Capital expenditures                       $632        $1,414        $1,094          $438       $3,578        $92        $3,670

Year Ended December 31, 1998:
-----------------------------------

Revenues from external customers        $40,144       $14,349       $14,986             -      $69,479     $3,688       $73,167
Depreciation and amortization             1,798           632         1,568             -        3,998        144         4,142
Unusual charge                                                                                             (2,470)       (2,470)
Operating income (loss)                   3,561           253         1,083             -        4,897     (2,557)        2,340
Interest and other
  non-operating expenses, net                                                                               1,871         1,871
Income  before income taxes and
   extraordinary loss                                                                                                      $469
Total assets                            $24,044        $8,832       $16,259             -      $49,135     $1,769       $50,904
Capital expenditures                     $1,134          $421          $269             -       $1,824        $58        $1,882

--------------------------------------------------------------------------------------------------------------------------------

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Segments (continued)

International long-lived assets are $5,746, $6,444 and $5,960 in 2000, 1999, and 1998, respectively. In 2000 and 1999, revenues from one customer of the Company's Social Research segment represented $21,623 and $12,592 of the Company's total revenues, respectively. In 1998, revenues from one client of the Company's Teleservices segment represented $13,441 of the Company's total revenues. Revenues in the "other" category were generated from the Company's Asia and Mexico operations. As these segments are not significant, results are not presented separately.

14. Selected quarterly financial information (unaudited)

                                                       Fourth            Third            Second            First
                                                       Quarter          Quarter           Quarter          Quarter
                                                    --------------    -------------    --------------    -------------
                                                                 (000's omitted, except per share data)
2000
----
Revenues                                                  $43,678          $37,661           $40,659          $38,911
Gross profit                                              $15,042          $13,085           $13,492          $13,315
Net income                                                   $909             $777              $834             $784
Earnings per common share:
     Basic                                                  $0.16            $0.17             $0.19            $0.18
     Diluted                                                $0.16            $0.16             $0.18            $0.16

1999
----
Revenues                                                  $37,867          $34,546           $28,866          $17,342
Gross profit                                              $13,049          $12,208           $10,271           $7,244
Income before extraordinary loss                             $673             $694              $595             $552
Net income                                                   $673             $694              $505             $552
Income before extraordinary loss per
common share:
     Basic                                                  $0.16            $0.16             $0.14            $0.13
     Diluted                                                $0.15            $0.16             $0.14            $0.13

15. Split-dollar life insurance

The Company has entered into an agreement with a trust established in the name of an officer of the Company. Under the agreement, the Company pays certain premiums on the life insurance policy on the officer, to which the trust is the beneficiary. The Company has been assigned certain rights to the assets of the trust as collateral for the premium paid on this life insurance policy. The amounts paid by the Company for the premiums on this policy were $46 and $57 for the year ended December 31, 2000 and 1999, respectively.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Split-dollar life insurance (continued)

The cumulative premiums paid are recorded in other assets in the accompanying consolidated balance sheets. In the event the policy is terminated, the officer has guaranteed the repayment of the amount due from his trust, and has pledged certain of his personal assets to the Company to collateralize such guarantee.

16. Unusual charge

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

17. Extraordinary losses

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

                 Schedule II - Valuation and Qualifying Accounts
                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                            (in Thousands of Dollars)
--------------------------------------------------------------------------------

Rule 12-09. Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                          -----------------------------------
                                            Balance at        Charged to        Charged to                               Balance
                 Description                 beginning          costs         other accounts    Deductions -             at end
                                             of period       and expenses      - describe         describe              of period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
 Deducted from asset account:
     Allowance for Doubtful Accounts    $         259   $              -                      $            13 (1)  $           246
     Accumulated Amortization:
       Capitalized Production Costs             1,076                  -                                1,076 (2)                -
       Goodwill                                 4,657              2,604                                  130 (3)            7,131
       Intangible Assets                        3,805              1,048                                                     4,853
                                          ------------    ---------------                       --------------       --------------
     Totals                             $       9,797   $          3,652                      $         1,219      $        12,230
                                          ============    ===============                       ==============       ==============

Year ended December 31, 1999:
 Deducted from asset account:
     Allowance for Doubtful Accounts    $         209   $            151                      $           101 (1)  $           259
     Accumulated Amortization:
       Capitalized Production Costs             1,009                 67                                                     1,076
       Goodwill                                 2,848              1,809                                                     4,657
       Intangible Assets                        3,004                801                                                     3,805
                                          ------------    ---------------                       --------------       --------------
     Totals                             $       7,070   $          2,828                      $           101      $         9,797
                                          ============    ===============                       ==============       ==============

Year ended December 31, 1998:
 Deducted from asset account:
     Allowance for Doubtful Accounts    $         170   $            291                      $           252 (1)  $           209
     Accumulated Amortization:
       Capitalized Production Costs               931                 78                                                     1,009
       Goodwill                                 1,636              1,212                                                     2,848
       Intangible Assets                        2,489                515                                                     3,004
                                          ------------    ---------------                       --------------       --------------
     Totals                             $       5,226   $          2,096                      $           252      $         7,070
                                          ============    ===============                       ==============       ==============

------------------------------------------------------------------------------------------------------------------------------------

(1)   Uncollectible accounts written-off

(2)   Fully amortized asset written-off

(3)   Adjustment of original goodwill amount for certain acquisitions

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

      4.3 Amendment No. 2 to Rights Agreement dated September 1, 2000 - Incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2000 (the "2000 8-K").

      4.6 Opinion Research Corporation Designation of Series B Preferred Stock -Incorporated by reference to Exhibit 4.1 to the 2000 8-K.

      4.7 Opinion Research Corporation Designation of Series C Preferred Stock - Incorporated by reference to Exhibit 4.1 to the 2000 8-K.

      *10.1 Agreement and General Release, dated February 12, 1999, between the Registrant and Michael R. Cooper - Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 1999.

      *10.2 Employment Agreement between the Registrant and John F. Short - Incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "1999 10-Q").

      *10.3 Employment Agreement between the Registrant and Douglas L. Cox dated October 26, 1998 - Incorporated by reference to Exhibit
               10.1 to the 1998 10-K.

      *10.4 Employment Agreement among Opinion Research Corporation, ORC ProTel Inc., and Ruth R. Wolf dated January 1, 1998 - Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

      *10.5    Employment Agreement between Macro International Inc. and Frank
               J. Quirk dated May 20, 1999 - Incorporated by reference to
               Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 1999 (the "1999 8-K") .


      *10.6    Employment Agreement between Macro International Inc. and Michael
               T. Errecart dated May 20, 1999 - Incorporated by reference to
               Exhibit 10.2 to the 1999 8-K.


      *10.7 Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Terence W. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.1 to the 2000 8-K.

      *10.8 Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Gary M. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.2 to the 2000 8-K.

      *10.9    Employment Agreement between Macro International Inc. and Lewis
               D. Eigen dated October 31, 2000 - Incorporated by reference to
               Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

      10.10    1997 Stock Incentive Plan - Incorporated by reference to Exhibit
               10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

      10.11 Opinion Research Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 8, 2000.

      10.12 Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants - Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 25, 2000.

      10.13 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility) -Incorporated by reference to Exhibit 10.16 to the Form S-1.

      10.14 Lease dated August 27, 1993 between Carrollton Enterprises Associates Limited Partnership and Macro International, Inc. - Incorporated by reference to the Exhibit 10.14 to the 1999 10-K.

      10.15 Lease and Lease Addendum dated February 24, 1995 between North Bethesda Associates Limited Partnership and Social and Health Services, Ltd.

      10.16 First Amendment to Lease dated January 1st, 1999 and Second Amendment to Lease dated September 15, 1999, between Bethesda Properties, L.L.C. and Social and Health Services, Ltd.

      10.17 Asset Purchase Agreement between the Registrant and Pro Tel Marketing, Inc. - Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 1998.

      10.18 Stock Purchase Agreement dated April 30, 1999 among the Registrant and the Stockholders of Macro International Inc. - Incorporated by reference to Exhibit 2.1 to the 1999 8-K.

      10.19 Asset Purchase Agreement dated August 31, 2000 among the Registrant, ORC Consumer Inc., C/J Research, Inc. and the Stockholders of C/J Research, Inc. - Incorporated by reference to
               Exhibit 2.1 to the 2000 8-K.

      10.20 Stock Purchase Agreement dated October 31, 2000 among Macro International Inc., Opinion Research Corporation, and Lewis D. Eigen and Ramona E.F. Arnett - Incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

      10.21 Credit Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 1999 10-Q.

      10.22 Security Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.2 to the 1999 10-Q.

      10.23 Investment Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Investment Corporation, and Allied Capital Corporation. - Incorporated by reference to Exhibit 10.5 to the 1999 10-Q.

      10.24 Subordinated Debenture for $9.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Capital Corporation. - Incorporated by reference to Exhibit 10.7 to the 1999 10-Q.

      10.25 Subordinated Debenture for $5.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Investment
               Corporation. -Incorporated by reference to Exhibit 10.8 to the 1999 10-Q.

      10.26 Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation. - Incorporated by reference to Exhibit
               10.9 to the 1999 10-Q.

      10.27 Amendment No.1 to Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.12 to the 2000 8-K.

      10.28 Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.10 to the 1999 10-Q.

      10.29 Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.11 to the 1999 10-Q.

      10.30 Purchase Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.5 to the 2000 8-K.

      10.31 Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to
               Exhibit 10.6 to the 2000 8-K.

      10.32 Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.7 to the 2000 8-K.

      10.33 Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.8 to the 2000 8-K.


      10.34 Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 -Incorporated by reference to Exhibit 10.9 to the 2000 8-K.

      10.35 Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.10 to the 2000 8-K.

      21       Subsidiaries of the Registrant.

      23       Consent of Ernst & Young LLP.

      27       Financial Data Schedule (EDGAR only).

               * Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this report