Form 10-Q
period 2001-03-31
OPINION RESEARCH CORP
filed 2001-05-11
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from : ____________ to ____________

                         Commission file number 0-22554
                                                -------

                         OPINION RESEARCH CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                 22-3118960
----------------------------------------        -------------------------
      (State of incorporation)                      (I.R.S. Employer
                                                   Identification No.)
       23 Orchard Road
        Skillman, NJ                                      08558
----------------------------------------        --------------------------
(Address of principal executive offices)               (Zip Code)

                                  908-281-5100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file such reports):   Yes   X    No _____ and; (2) has been subject
                                      -----
to such filing requirements for the past 90 days:

Yes    X     No _____________
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 5,671,761 shares as of March 31, 2001

                                     INDEX

                 Opinion Research Corporation and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

           Consolidated balance sheets - March 31, 2001 and December 31, 2000

           Consolidated statements of income - Three months ended March 31, 2001 and 2000

           Condensed consolidated statements of cash flows - Three months ended March 31, 2001 and 2000

           Notes to condensed consolidated financial statements - March 31, 2001

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

                                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                     (in thousands, except share amounts)
                                                (Unaudited)
------------------------------------------------------------------------------------------------------------

                                                                                March 31,       December 31,
                                                                                   2001             2000
                                                                             --------------  --------------
                                                    Assets
Current Assets:
    Cash and cash equivalents                                                $        1,034  $        3,235
    Accounts receivable:
       Billed                                                                        23,849          27,162
       Unbilled services                                                             16,239          14,185
                                                                             --------------  --------------
                                                                                     40,088          41,347
       Less: allowance for doubtful accounts                                            250             246
                                                                             --------------  --------------
                                                                                     39,838          41,101
    Prepaid and other current assets                                                  2,652           2,319
                                                                             --------------  --------------
Total current assets                                                                 43,524          46,655

Property and equipment, net                                                          10,007           9,610
Intangibles, net                                                                      4,546           4,924
Goodwill, net                                                                        50,177          51,108
Other assets                                                                          3,669           3,660
                                                                             --------------  --------------
                                                                             $      111,923  $      115,957
                                                                             ==============  ==============

                                   Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                         $        5,192  $        4,737
    Accrued expenses                                                                  8,974          13,683
    Deferred revenues                                                                 3,750           4,834
    Acquisition payable                                                                   -           3,226
    Short-term borrowings                                                             3,375           3,002
    Other current liabilities                                                         1,061           2,340
                                                                             --------------  --------------
Total current liabilities                                                            22,352          31,822

Long-term debt                                                                       53,175          48,776
Deferred income taxes                                                                   549             548
Other liabilities                                                                     1,015             951

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
      Series A - 10,000 shares designated, none issued or outstanding
         in 2001 and 2000                                                                 -               -
      Series B - 10 shares designated, issued and outstanding in 2001
         and 2000, liquidation value of $10 per share                                     -               -
      Series C - 588,229 shares designated, none issued or outstanding
         in 2001 and 2000                                                                 -               -
    Common stock, $.01 par value, 10,000,000 shares authorized, 5,709,619 shares issued and 5,671,761 outstanding in 2001,
       and 5,650,870 shares issued and 5,613,012 outstanding in 2000                     57              56
    Additional paid-in capital                                                       26,584          26,362
    Retained earnings                                                                 9,304           8,235
    Treasury stock, at cost, 37,858 shares in 2001 and 2000                            (186)           (186)
    Accumulated other comprehensive loss:
        Foreign currency translation adjustment                                        (927)           (607)
                                                                             --------------  --------------
Total stockholders' equity                                                           34,832          33,860
                                                                             --------------  --------------
                                                                             $      111,923  $      115,957
                                                                             ==============  ==============

------------------------------------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                        2001         2000
                                                   ------------ ------------

Revenues                                            $   45,835   $   38,911
Cost of revenues                                        30,850       25,596
                                                   ------------ ------------
     Gross profit                                       14,985       13,315
Selling, general and administrative expenses             9,560        8,831
Depreciation and amortization                            2,055        1,708
                                                   ------------ ------------
     Operating income                                    3,370        2,776
Interest and other non-operating expenses, net           1,423        1,357
                                                   ------------ ------------
     Income before provision for income taxes            1,947        1,419
Provision for income taxes                                 878          635
                                                   ------------ ------------
Net income                                               1,069          784
                                                   ============ ============

Net income per common share:
  Basic                                             $     0.19   $     0.18
                                                   ============ ============
  Diluted                                           $     0.18   $     0.16
                                                   ============ ============

Weighted average common shares outstanding:
  Basic                                              5,668,483    4,260,052
  Diluted                                            5,981,289    4,912,160

----------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                          2001      2000
                                                       ----------- ---------

Net cash provided by (used in) operating activities       $(2,561)  $ 2,640

Cash flows from investing activities:
  Payments for acquisitions                                (3,226)   (2,914)
  Capital expenditures                                     (1,391)   (1,346)
                                                       ----------- ---------
     Net cash used in investing activities                 (4,617)   (4,260)
                                                       ----------- ---------

Cash flows from financing activities:
  Borrowings under line-of-credit agreements               11,659     6,700
  Repayments under line-of-credit agreements               (6,150)   (4,198)
  Repayments of notes payable                                (750)     (541)
  Redemption of acquisition stock options                       -    (2,000)
  Proceeds from the issuance of capital stock                 224        96
  Repayments under capital lease arrangements                  (6)       (6)
                                                       ----------- ---------
     Net cash provided by financing activities              4,977        51
                                                       ----------- ---------

Decrease in cash and cash equivalents                      (2,201)   (1,569)
Cash and cash equivalents at beginning of period            3,235     2,808
                                                       ----------- ---------
Cash and cash equivalents at end of period                $ 1,034   $ 1,239
                                                       =========== =========

----------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                  (Unaudited)
                     (in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months
                                                                       Ended March 31,
                                                               -----------------------------
                                                                    2001             2000
                                                               ------------    -------------
Numerator:
   Net income                                                  $      1,069    $         784
                                                               ------------    -------------
   Numerator for basic and diluted earnings per share          $      1,069    $         784
                                                               ============    =============

Denominator:
   Denominator for basic earnings per share
    Weighted-average shares                                           5,668            4,260
    Effect of dilutive stock options                                    313              652
                                                               ------------    -------------
   Denominator for diluted earnings per share
    Adjusted weighted-average shares                                  5,981            4,912
                                                               ============    =============

Net income per common share:
   Basic earnings per share                                    $       0.19    $        0.18
                                                               ============    =============
   Diluted earnings per share                                  $       0.18    $        0.16
                                                               ============    =============

NOTE C - ACQUISITIONS

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

Pursuant to a Stock Purchase Agreement dated October 31, 2000, the Company, through its wholly owned subsidiary Macro International Inc., acquired all of the outstanding shares of stock of Social & Health Services, Ltd. ("SHS"), a communications and information management company based in Rockville, Maryland. The purchase price was comprised of $3,750 in cash, 144,990 shares of the Company's common stock valued at $1,000, and approximately $180 of other acquisition related costs. The fair value of the net assets acquired was $2,340. Identifiable intangible assets valued at $594 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets and identifiable intangible assets acquired in the amount of $1,996, has been recorded as goodwill and is being amortized using the straight-line method over a period of twenty years.

The unaudited pro forma results of operations for the three months ended March 31, 2000, which assumes the consummation of C/J and SHS purchases as of the beginning of the period, are as follows:

             Revenues                                               $44,537
             Net income                                             $ 1,024

             Net income per share
                  Basic                                             $  0.18
                  Diluted                                           $  0.16

The shares used in the per share computation included 1,176,458 shares issued to LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (collectively, "LLR"), and 144,990 shares issued to the previous shareowners of SHS. A portion of the proceeds received from the LLR transaction was used to fund the C/J acquisition. The pro forma net income includes adjustments for amortization of goodwill and intangible assets, interest expense, and the related income tax effects of such adjustments.

NOTE D - CREDIT FACILITY

The Company maintains a credit agreement with a financial institution which provides, among other things, a revolving credit facility of up to $20,000. As of March 31, 2001, the Company had approximately $3,840 of additional credit available under this facility.

NOTE E - COMPREHENSIVE INCOME

The Company's comprehensive income for the three months ended March 31, 2001 and 2000, are set forth in the following table:

                                                                     2001             2000
                                                                 ------------     ------------
Net income                                                       $      1,069     $        784
Other comprehensive loss:
     Foreign currency translation adjustment                             (320)            (146)
                                                                 ------------     ------------
Comprehensive income                                             $        749     $        638
                                                                 ============     ============

NOTE F - SEGMENTS

The Company's operations by business segments for the three months ended March 31, 2001 and 2000 are as follows:

                                      U.S. Market   U.K. Market                     Social         Total
                                        Research     Research      Teleservices    Research      Segments      Other   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 2001:
----------------------------------
Revenues from external customers     $   11,758     $    4,406     $   5,691       $ 23,255      $ 45,110     $  725   $  45,835
Operating income                            660            349           894          1,607         3,510       (140)      3,370
Interest and other non-operating
 expenses, net                                                                                                             1,423
Income before income taxes                                                                                             $   1,947

Three months ended March 31, 2000:
----------------------------------

Revenues from external customers     $    9,139     $    4,276     $   5,143       $ 19,346      $ 37,904     $1,007   $  38,911
Operating income                            673            188           538          1,388         2,787        (11)      2,776
Interest and other non-operating
 expenses, net                                                                                                             1,357
Income before income taxes                                                                                             $   1,419
----------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

Results of Operations - First Quarter 2001 as Compared to First Quarter 2000

Revenues for the first quarter of 2001 increased $6,924, or 18%, to $45,835 from $38,911 in 2000. The acquisitions of C/J Research, Inc. and Social and Health Services, Ltd. (the "Acquisitions") accounted for $6,242 of this increase. Revenue increases for the remainder of the Company were due principally to the improvements in the Company's teleservices business, where revenue increased by $548, or 11%. Revenues increased by $134 in the Company's research business.
The appreciation of the U.S. dollar against other currencies reduced revenues by $500.

Cost of revenues increased $5,254, or 21%, to $30,850 in the first quarter of 2001 from $25,596 in the first quarter of 2000. The Acquisitions accounted for $4,893 of this increase. Cost of revenues for the Company's research business increased by $172, or 1%, and cost of revenues for the teleservices business increased by $189, or 7%.

Gross profit as a percentage of revenues for the Company decreased to 33% in the first quarter of 2001 from 34% in the first quarter of 2000 due to the impact of the Acquisitions, for which the gross profit percentage was 22%. The gross profit percentage for the research business was stable at 32% and the gross profit percentage for the teleservice business increased from 46% to 48%.

Selling, general and administrative expenses ("SG&A") increased $729, or 8%, to $9,560 in the first quarter of 2001 from $8,831 in the first quarter of 2000. The Acquisitions accounted for all of the increase. As a percent of revenues, consolidated SG&A decreased to 21% from 23%.

Depreciation and amortization expense increased by $347, or 20%, to $2,055 in the first quarter of 2001 from $1,708 in the first quarter of 2000. The Acquisitions accounted for $235, or 68%, of the increase. Depreciation and amortization on a consolidated basis increased to 4.5% of revenues from 4.4%.

Interest expense increased by $66, or 5%, to $1,423 in the first quarter of 2001 from $1,357 in the first quarter of 2000. The increase in interest expense is attributable to the additional borrowings incurred to fund one of the Acquisitions and to fund earn-out payments with respect to earlier acquisitions.

The provision for income taxes for the first quarter of 2001 and the first quarter of 2000 was $878 and $635, respectively. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of amortization of non-deductible goodwill generated from acquisitions and the impact of state taxes.

As a result of all of the above, net income increased to $1,069 in the first quarter of 2001 from $784 in the first quarter of 2000.

Liquidity and Capital Resources

Net cash used in operations for the first quarter of 2001 was $2,561 as compared to net cash provided in operations of $2,640 in the first quarter of 2000. This decrease is primarily due to the payments in 2001 of expenses accrued in 2000.

Investing and financing activities for the first quarter of 2001 included capital expenditures of $1,391 and payments of $3,226 with respect to earn-out payments to previous ProTel shareholders. As of March 31, 2001, the Company had approximately $3,840 of additional credit available under its existing credit facility. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risk since December 31, 2000 that would have a material effect on the Company's risk exposure as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


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


                                             Opinion Research Corporation
                                    -------------------------------------------
                                                    (Registrant)


Date:  May 11, 2001                 /s/ Douglas L. Cox
       ------------                 -------------------------------------------
                                    Douglas L. Cox
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)