Form 10-Q
period 2001-06-30
OPINION RESEARCH CORP
filed 2001-08-10
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from : ____________ to ____________

                        Commission file number 0-22554
                                               -------

                         OPINION RESEARCH CORPORATION
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                      22-3118960
----------------------------------                   -----------------------
     (State of incorporation)                           (I.R.S. Employer
                                                       Identification No.)

             23 Orchard Road
               Skillman, NJ                                   08558
--------------------------------------------            -----------------
 (Address of principal executive offices)                  (Zip Code)

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
Yes    X    No
     -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 5,781,096 shares as of July 31, 2001

                                     INDEX

                 Opinion Research Corporation and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

           Consolidated balance sheets - June 30, 2001 and December 31, 2000

           Consolidated statements of income - Three and six months ended June 30, 2001 and 2000

           Condensed consolidated statements of cash flows - Six months ended June 30, 2001 and 2000

           Notes to condensed consolidated financial statements - June 30, 2001

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

Item 6.  Exhibits and Report on Form 8-K

Signature

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------



                                                                                           June 30,            December 31,
                                                                                             2001                  2000
                                                                                       ----------------      ----------------
                                       Assets
Current Assets:
 Cash and cash equivalents                                                             $            418      $          3,235
 Accounts receivable:
   Billed                                                                                        22,678                27,162
   Unbilled services                                                                             16,547                14,185
                                                                                       ----------------      ----------------
                                                                                                 39,225                41,347
   Less: allowance for doubtful accounts                                                            264                   246
                                                                                       ----------------      ----------------
                                                                                                 38,961                41,101
 Prepaid and other current assets                                                                 2,727                 2,319
                                                                                       ----------------      ----------------
Total current assets                                                                             42,106                46,655

Property and equipment, net                                                                      10,203                 9,610
Intangibles, net                                                                                  4,200                 4,924
Goodwill, net                                                                                    54,830                51,108
Other assets                                                                                      3,681                 3,660
                                                                                       ----------------      ----------------
                                                                                       $        115,020      $        115,957
                                                                                       ================      ================

                     Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                                                      $          5,041      $          4,737
 Accrued expenses                                                                                 9,099                13,683
 Deferred revenues                                                                                3,216                 4,834
 Acquisition payable                                                                              5,500                 3,226
 Short-term borrowings                                                                            3,750                 3,002
 Other current liabilities                                                                        1,070                 2,340
                                                                                       ----------------      ----------------
Total current liabilities                                                                        27,676                31,822

Long-term debt                                                                                   50,354                48,776
Deferred income taxes                                                                               536                   548
Other liabilities                                                                                   969                   951

Stockholders' Equity:
 Preferred stock, $.01 par value, 1,000,000 shares authorized,
  Series A - 10,000 shares designated, none issued or outstanding in 2001 and 2000                    -                     -
  Series B - 10 shares designated, issued and outstanding in 2001 and 2000,
   liquidation value of $10 per share                                                                 -                     -
  Series C - 588,229 shares designated, none issued or outstanding in 2001 and 2000                   -                     -
 Common stock, $.01 par value, 10,000,000 shares authorized, 5,783,406 shares issued and 5,745,548 outstanding in 2001, and 5,650,870 shares issued and 5,613,012
   outstanding in 2000                                                                               57                    56
 Additional paid-in capital                                                                      26,832                26,362
 Retained earnings                                                                                9,658                 8,235
 Treasury stock, at cost, 37,858 shares in 2001 and 2000                                           (186)                 (186)
 Accumulated other comprehensive loss:
    Foreign currency translation adjustment                                                        (876)                 (607)
                                                                                       ----------------      ----------------
Total stockholders' equity                                                                       35,485                33,860
                                                                                       ----------------      ----------------
                                                                                       $        115,020      $        115,957
                                                                                       ================      ================

________________________________________________________________________________


                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                              Three Months Ended                      Six Months Ended
                                                                   June 30,                               June 30,
                                                       ---------------------------------      ---------------------------------
                                                            2001               2000                2001               2000
                                                       --------------     --------------      --------------     --------------
Revenues                                                 $   45,159         $   40,659          $   90,994         $   79,570
Cost of revenues                                             31,011             27,167              61,861             52,763
                                                         ----------         ----------          ----------         ----------
     Gross profit                                            14,148             13,492              29,133             26,807

Selling, general and administrative expenses                  9,982              8,973              19,542             17,804
Depreciation and amortization                                 2,090              1,702               4,145              3,410
                                                         ----------         ----------          ----------         ----------
     Operating income                                         2,076              2,817               5,446              5,593

Interest and other non-operating expenses, net                1,367              1,351               2,790              2,708
                                                         ----------         ----------          ----------         ----------
     Income before provision for income taxes                   709              1,466               2,656              2,885

Provision for income taxes                                      355                632               1,233              1,267
                                                         ----------         ----------          ----------         ----------
Net income                                               $      354         $      834          $    1,423         $    1,618
                                                         ==========         ==========          ==========         ==========

Net income per common share:
  Basic                                                  $     0.06         $     0.19          $     0.25         $     0.38
                                                         ==========         ==========          ==========         ==========
  Diluted                                                $     0.06         $     0.18          $     0.24         $     0.34
                                                         ==========         ==========          ==========         ==========

Weighted average common shares outstanding:
  Basic                                                   5,741,937          4,278,178           5,705,433          4,269,115
  Diluted                                                 6,105,387          4,625,318           6,043,010          4,766,225

--------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                              Six Months Ended
                                                                                  June 30,
                                                                     -----------------------------------
                                                                          2001                 2000
                                                                     --------------       --------------
Net cash provided by operating activities                           $           131      $         4,384
                                                                     --------------       --------------

Cash flows from investing activities:
  Payments for acquisitions                                                  (3,226)              (2,914)
  Proceeds from disposal of assets                                               25                    -
  Capital expenditures                                                       (2,498)              (1,901)
                                                                     --------------       --------------
     Net cash used in investing activities                                   (5,699)              (4,815)
                                                                     --------------       --------------

Cash flows from financing activities:
  Borrowings under line-of-credit agreements                                 18,136               10,300
  Repayments under line-of-credit agreements                                (14,350)              (8,031)
  Repayments of notes payable                                                (1,500)              (1,045)
  Redemption of acquisition stock options                                         -               (2,000)
  Proceeds from the issuance of capital stock                                   472                  181
  Repayments under capital lease arrangements                                    (7)                 (20)
                                                                     --------------       --------------
     Net cash provided by (used in) financing activities                      2,751                 (615)
                                                                     --------------       --------------

Decrease in cash and cash equivalents                                        (2,817)              (1,046)
Cash and cash equivalents at beginning of period                              3,235                2,808
                                                                     --------------       --------------
Cash and cash equivalents at end of period                          $           418      $         1,762
                                                                     ==============       ==============

--------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)
                     (in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months                     Six Months
                                                                  Ended June 30,                  Ended June 30,
                                                            --------------------------     ---------------------------
                                                               2001           2000            2001            2000
                                                            -----------    -----------     -----------     -----------
Numerator:
 Net income                                                 $       354    $       834     $     1,423     $     1,618
                                                            -----------    -----------     -----------     -----------
Numerator for basic and diluted earnings
  per share                                                 $       354    $       834     $     1,423     $     1,618
                                                            ===========    ===========     ===========     ===========

Denominator:
  Denominator for basic earnings per share,
      weighted-average shares                                     5,742          4,278           5,705           4,269
    Effect of dilutive stock options                                363            347             338             497
                                                            -----------    -----------     -----------     -----------
  Denominator for diluted earnings per share
    Adjusted weighted-average shares                              6,105          4,625           6,043           4,766
                                                            ===========    ===========     ===========     ===========

Net income per common share:
  Basic earnings per share                                  $      0.06    $      0.19     $      0.25     $      0.38
                                                            ===========    ===========     ===========     ===========
  Diluted earnings per share                                $      0.06    $      0.18     $      0.24     $      0.34
                                                            ===========    ===========     ===========     ===========

NOTE C - ACQUISITIONS

Pursuant to the Stock Purchase Agreement dated April 30, 1999 between the Company and the previous shareholders of Macro International Inc. ("Macro"), additional payments of $5,500 are due to the sellers based on Macro's operating results for the 12-month period ended April 30, 2001. In July 2001, the Company paid $500 in cash and issued a promissory note to the previous Macro shareholders which defers the remaining payment from July 31, 2001 to November 1, 2001. The principal amount of the note is $5,000, with interest at a rate of 10% per annum. Both the principal amount and accrued interest are due and payable on November 1, 2001. The $5,500 earn-out amount has been recorded as goodwill and is being amortized over the remaining life of the goodwill.

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

Pursuant to a Stock Purchase Agreement dated October 31, 2000, the Company, through its wholly owned subsidiary Macro International Inc. ("Macro"), acquired all of the outstanding shares of stock of Social & Health Services, Ltd. ("SHS"), a communications and information management company based in Rockville, Maryland. The purchase price was comprised of $3,750 in cash, 144,990 shares of the Company's common stock valued at $1,000, and approximately $180 of other acquisition related costs. The fair value of the net assets acquired was $2,340. Identifiable intangible assets valued at $594 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets and identifiable intangible assets acquired in the amount of $1,996, has been recorded as goodwill and is being amortized using the straight-line method over a period of twenty years.

The unaudited pro forma results of operations for the six months ended June 30, 2000, which assumes the consummation of C/J and SHS purchases as of the beginning of the period, are as follows:

          Revenues                              $92,228
          Net income                            $ 2,322

          Net income per share:
            Basic                               $  0.42
            Diluted                             $  0.38

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

NOTE D - CREDIT FACILITY

The Company maintains a credit agreement with a financial institution which provides, among other things, a revolving credit facility of up to $20,000. As of June 30, 2001, the Company had approximately $5,563 of additional credit available under this facility.

NOTE E - COMPREHENSIVE INCOME

The Company's comprehensive income for the three and six months ended June 30, 2001 and 2000, are set forth in the following table:

                                          Three Months          Six Months
                                          Ended June 30,       Ended June 30,
                                         2001      2000       2001       2000
                                        ------    ------     ------     ------

Net income                              $  354    $  834     $1,423     $1,618
Other comprehensive gain (loss):
  Foreign currency translation
     adjustment                             51      (183)      (269)      (329)
                                        ------    ------     ------     ------
Comprehensive income                    $  405    $  651     $1,154     $1,289
                                        ======    ======     ======     ======

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of these standards and will be performing a fair-value analysis at a later date in connection with the adoption of No. 142 on January 1, 2002.

NOTE G - SEGMENTS

The Company's operations by business segments for the three and six months ended June 30, 2001 and 2000 are as follows:

                                    U.S. Market     U.K. Market                    Social         Total
                                      Research       Research    Teleservices     Research       Segments      Other    Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Three months ended June 30, 2001:
---------------------------------
Revenues from external
 customers                            $11,402         $4,420       $ 4,318         $24,220        $44,360      $  799      $45,159
Operating income (loss)                   124            371           348           1,545          2,388        (312)       2,076
Interest and other non-
 operating expenses, net                                                                                                     1,367
Income before income taxes                                                                                                 $   709

Three months ended June 30, 2000:
---------------------------------

Revenues from external
 customers                            $ 8,314         $4,202       $ 4,802         $22,655        $39,973      $  686      $40,659
Operating income (loss)                   288            261           625           1,693          2,867         (50)       2,817
Interest and other non-
 operating expenses, net                                                                                                     1,351
Income before income taxes                                                                                                 $ 1,466

Six months ended June 30, 2001:
-------------------------------

Revenues from external
 customers                            $23,160         $8,826       $10,009         $47,475        $89,470      $1,524      $90,994
Operating income (loss)                   784            720         1,242           3,152          5,898        (452)       5,446
Interest and other non-
 operating expenses, net                                                                                                     2,790
Income before income taxes                                                                                                 $ 2,656

Six months ended June 30, 2000:
-------------------------------

Revenues from external
 customers                            $17,453         $8,478       $ 9,945         $42,001        $77,877      $1,693      $79,570
Operating income (loss)                   919            449         1,163           3,081          5,612         (19)       5,593
Interest and other non-
 operating expenses, net                                                                                                     2,708
Income before income taxes                                                                                                 $ 2,885

------------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

Results of Operations - Second Quarter 2001 as Compared to Second Quarter 2000

Revenues for the second quarter of 2001 increased $4,500, or 11%, to $45,159 from $40,659 in 2000. The acquisitions of C/J Research, Inc. and Social and Health Services, Ltd. (the "Acquisitions") added $7,490 to revenues. Non-acquisition revenues were flat in U.S. Market Research and declined 10% in Teleservices and 11% in Social Research. As a result of the appreciation of the U.S. dollar against other currencies, revenues in the U.K., Asia, and Mexico increased 7% after translation to U.S. dollars as compared to 14% in local currencies.

Cost of revenues increased $3,844, or 14%, to $31,011 in the second quarter of 2001 from $27,167 in the second quarter of 2000. The Acquisitions added $5,448 to cost of revenues. Cost of revenues for the remainder of the Company declined, reflecting the revenue declines.

Gross profit as a percentage of revenues for the Company decreased to 31% in the second quarter of 2001 from 33% in the second quarter of 2000. Approximately 1% of this decline is due to the impact of the Acquisitions, for which the gross profit percentage was 27% and the remaining approximately 1% reflects the revenue declines in the remainder of the Company.

Selling, general and administrative expenses ("SG&A") increased $1,009, or 11%, to $9,982 in the second quarter of 2001 from $8,973 in the second quarter of 2000. The Acquisitions accounted for 93% of the increase. As a percent of revenues, consolidated SG&A was stable at 22%.

Depreciation and amortization expense increased by $388, or 23%, to $2,090 in the second quarter of 2001 from $1,702 in the second quarter of 2000. The Acquisitions accounted for $235, or 61%, of the increase. Depreciation and amortization on a consolidated basis increased to 4.6% of revenues from 4.2%.

Interest expense increased by $16 to $1,367 in the second quarter of 2001 from $1,351 in the second quarter of 2000. The increase in interest expense is attributable to the additional borrowings incurred to fund one of the Acquisitions and to fund earn-out payments with respect to prior acquisitions, substantially offset by lower interest rates.

The provision for income taxes for the second quarter of 2001 and the second quarter of 2000 was $355 and $632, respectively. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of amortization of non-deductible goodwill generated from acquisitions and the impact of state taxes.

As a result of all of the above, net income decreased to $354 in the second quarter of 2001 from $834 in the second quarter of 2000.

Results of Operations - Six Months Year-to-Date 2001 as Compared to Six Months Year-to-Date 2000

Revenues for the first six months of 2001 increased $11,424, or 14%, to $90,994 from $79,570 in 2000. The Acquisitions added $13,732 to revenues. Non-acquisition revenues increased 3% in U.S. Market Research and 1% in Teleservices, and declined 7% in Social Research. As a result of the appreciation of the U.S. dollar against other currencies, revenues in the U.K, Asia, and Mexico increased 3% after translation to U.S. dollars as compared to 11% in local currencies.

Cost of revenues increased $9,098, or 17%, to $61,861 in the first six months of 2001 from $52,763 in the first six months of 2000. The Acquisitions added $10,341 to cost of revenues. Cost of revenues for the remainder of the Company declined, reflecting the revenue declines.

Gross profit as a percentage of revenues for the Company decreased to 32% in the first six months of 2001 from 34% in the first six months of 2000, principally due to the impact of the Acquisitions, for which the gross profit percentage was 25%. The gross profit percentage for the remainder of the Company declined to 33.3% from 33.7% reflecting the revenue declines.

Selling, general and administrative expenses ("SG&A") increased $1,738, or 10%, to $19,542 in the first six months of 2001 from $17,804 in the first six months of 2000. The Acquisitions accounted for 97% of the increase. As a percent of revenues, consolidated SG&A decreased to 21% from 22%.

Depreciation and amortization expense increased by $735, or 22%, to $4,145 in the first six months of 2001 from $3,410 in the first six months of 2000. The Acquisitions accounted for $470, or 64%, of the increase. Depreciation and amortization on a consolidated basis increased to 4.6% of revenues from 4.3%.

Interest expense increased by $82, or 3%, to $2,790 in the first six months of 2001 from $2,708 in the first six months of 2000. The increase in interest expense is attributable to the additional borrowings incurred to fund one of the Acquisitions and to fund earn-out payments with respect to earlier acquisitions, substantially offset by lower interest rates.

The provision for income taxes for the first six months of 2001 and the first six months of 2000 was $1,233 and $1,267, respectively. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of amortization of non-deductible goodwill generated from acquisitions and the impact of state taxes.

As a result of all of the above, net income decreased to $1,423 in the first six months of 2001 from $1,618 in the first six months of 2000.

Liquidity and Capital Resources

Net cash provided in operations for the first six months of 2001 was $131 as compared to $4,384 in the first six months of 2000. This decrease is primarily due to the payment in 2001 of expenses accrued in 2000.

Investing and financing activities for the first six months of 2001 included capital expenditures of $2,498 and payments of $3,226 with respect to earn-out payments to former shareholders of ProTel Marketing, Inc. As of June 30, 2001, the Company had approximately $5,563 of additional credit available under its existing credit facility.

In July 2001, the Company issued a promissory note to former shareholders of Macro International Inc. which defers the payment of $5,000 of the aggregate $5,500 earn-out payment from July 31, 2001 to November 1, 2001 (see Note C to the Financial Statements). The principal amount of the note is $5,000, with interest at a rate of 10% per annum. Both the principal amount and accrued interest are due and payable on November 1, 2001.

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

               None.

Item 3.  Defaults upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Stockholders of the Company was held on May 15, 2001 at the Company's headquarters for the following purposes:

               1. To approve the Opinion Research Corporation Employee Stock Purchase Plan, as amended (the "Qualified Plan"). The Qualified Plan was approved by the following votes:

                              Votes            Votes          Abstentions and
                               For            Against         Broker Non-Votes
                           -----------      -----------      ------------------
                            2,669,822         558,450              1,600

               2. To approve the Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants (the "Non-qualified Plan"). The Non-qualified Plan was approved by the following votes:

                              Votes            Votes          Abstentions and
                               For            Against         Broker Non-Votes
                           -----------      -----------      ------------------
                            2,527,705         699,900              2,267

               3. To amend the 1997 Stock Incentive Plan to increase the number of shares available thereunder for grant from 1,125,000 to 1,625,000 shares and to amend the provisions relating to a "Change of Control" of the Company. The amendment was approved by the following votes:

                              Votes            Votes          Abstentions and
                               For            Against         Broker Non-Votes
                           -----------      -----------      ------------------
                            2,305,005         921,667               3,200

               4. To approve the ORC Holdings, Ltd. Employee Share Ownership Plan (the U.K. Plan). The U.K. Plan was approved by the following votes:

                              Votes            Votes          Abstentions and
                               For            Against         Broker Non-Votes
                           -----------      -----------      ------------------
                            2,605,622         622,250               2,000

               5. To elect two Directors to serve until the 2004 Annual Meeting of Stockholders of the Company and until their respective successors have been duly elected and qualified. The nominees were approved by the following votes:

                   Lenard B. Tessler

                              Votes            Votes          Abstentions and
                               For            Against         Broker Non-Votes
                           -----------      -----------      ------------------
                            4,712,685            0                693,500

                   Dale J. Florio

                              Votes            Votes          Abstentions and
                               For            Against         Broker Non-Votes
                           -----------      -----------      ------------------
                            4,712,685            0                693,500

                   The following directors continue in office after the 2001 Annual Meeting of Stockholders:

                   John F. Short
                   Stephen A. Greyser
                   Frank J. Quirk
                   James A. Bulvanoski
                   Seth J.Lehr
                   John J. Gavin

               6. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the 2001 fiscal year. The matter was approved by the following votes:

                              Votes            Votes          Abstentions and
                               For            Against         Broker Non-Votes
                           -----------      -----------      ------------------
                            5,389,218         16,967                 0

Item 5. Other Information

               None.

Item 6. Exhibits and Reports on Form 8-K.

               a)   Exhibits

                    None

               b)   Reports on Form 8-K

                    None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Opinion Research Corporation
                                    ------------------------------------------
                                                   (Registrant)

Date: August 10, 2001                 /s/ Douglas L. Cox
      ---------------               -------------------------------------------
                                      Douglas L. Cox, Chief Financial Officer