Form 10-Q/A
period 2001-06-30
OPINION RESEARCH CORP
filed 2001-10-19
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from: ____________ to ____________

                        Commission file number 0-22554
                                               -------

                         OPINION RESEARCH CORPORATION
     ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           22-3118960
-------------------------------------------           --------------------------
     (State of incorporation)                                 (I.R.S. Employer
                                                             Identification No.)

           23 Orchard Road
            Skillman, NJ                                            08558
-------------------------------------------           --------------------------
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

Yes       X               No ______________________
     --------------

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

Item 5.  Other Information

Item 6.  Exhibits and Report on Form 8-K

Signature

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                              Restated (see Note H)
                                                                          ----------------------------
                                                                            June 30,      December 31,
                                                                              2001            2000
                                                                          ------------    ------------
                                    Assets
Current Assets:
  Cash and cash equivalents                                              $         418   $       3,235
  Accounts receivable:
   Billed                                                                       22,678          27,162
   Unbilled services                                                            16,547          14,185
                                                                          ------------    ------------
                                                                                39,225          41,347
   Less: allowance for doubtful accounts                                           264             246
                                                                          ------------    ------------
                                                                                38,961          41,101
  Prepaid and other current assets                                               2,727           2,319
                                                                          ------------    ------------
Total current assets                                                            42,106          46,655

Property and equipment, net                                                     10,203           9,610
Intangibles, net                                                                 4,200           4,924
Goodwill, net                                                                   54,830          51,108
Other assets                                                                     3,681           3,660
                                                                          ------------    ------------
                                                                         $     115,020   $     115,957
                                                                          ============    ============

                      Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                       $       5,041   $       4,737
  Accrued expenses                                                               9,099          13,683
  Deferred revenues                                                              3,216           4,834
  Acquisition payable                                                            5,500           3,226
  Short-term borrowings                                                          3,750           3,002
  Other current liabilities                                                      1,070           2,340
                                                                          ------------    ------------
Total current liabilities                                                       27,676          31,822

Long-term debt                                                                  50,354          48,776
Deferred income taxes                                                              536             548
Other liabilities                                                                  969             951

Redeemable Equity:
  Preferred stock:
   Series B - 10 shares designated, issued and outstanding,
    liquidation value of $10 per share                                               -               -
   Series C - 588,229 shares designated, none issued or outstanding                  -               -
  Common stock, 1,176,458 shares issued and outstanding                          8,900           8,900

Stockholders' Equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized:
   Series A - 10,000 shares designated, none issued or outstanding                   -               -
  Common stock, $.01 par value, 10,000,000 shares authorized,
   4,606,948 shares issued and 4,569,090 outstanding in 2001,
   and 4,474,412 shares issued and 4,436,554 outstanding in 2000                    46              45
  Additional paid-in capital                                                    17,943          17,473
  Retained earnings                                                              9,658           8,235
  Treasury stock, at cost, 37,858 shares in 2001 and 2000                         (186)           (186)
  Accumulated other comprehensive loss                                            (876)           (607)
                                                                          ------------    ------------
Total stockholders' equity                                                      26,585          24,960
                                                                          ------------    ------------
                                                                         $     115,020   $     115,957
                                                                          ============    ============

------------------------------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------


                                                                 Three Months Ended                     Six Months Ended
                                                                      June 30,                              June 30,
                                                          --------------------------------     -------------------------------
                                                               2001              2000               2001             2000
                                                          --------------   ---------------     --------------   --------------
Revenues                                                 $       45,159   $        40,659     $       90,994   $        79,570
Cost of revenues                                                 31,011            27,167             61,861            52,763
                                                          --------------   ---------------     --------------   --------------
     Gross profit                                                14,148            13,492             29,133            26,807

Selling, general and administrative expenses                      9,982             8,973             19,542            17,804
Depreciation and amortization                                     2,090             1,702              4,145             3,410
                                                          --------------   ---------------     --------------   --------------
     Operating income                                             2,076             2,817              5,446             5,593

Interest and other non-operating expenses, net                    1,367             1,351              2,790             2,708
                                                          --------------   ---------------     --------------   --------------
     Income before provision for income taxes                       709             1,466              2,656             2,885

Provision for income taxes                                          355               632              1,233             1,267
                                                          --------------   ---------------     --------------   --------------
Net income                                               $          354   $           834     $        1,423   $         1,618
                                                          ==============   ===============     ==============   ==============

Net income per common share:
  Basic                                                  $         0.06   $          0.19     $         0.25   $          0.38
                                                          ==============   ===============     ==============   ==============
  Diluted                                                $         0.06   $          0.18     $         0.24   $          0.34
                                                          ==============   ===============     ==============   ==============

Weighted average common shares outstanding:
  Basic                                                       5,741,937         4,278,178          5,705,433         4,269,115
  Diluted                                                     6,105,387         4,625,318          6,043,010         4,766,225

------------------------------------------------------------------------------------------------------------------------------


                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------

                                                                           Six Months Ended
                                                                               June 30,
                                                                  ----------------------------------
                                                                      2001                 2000
                                                                  -------------        -------------

Net cash provided by operating activities                       $           131      $         4,384
                                                                  -------------        -------------

Cash flows from investing activities:
  Payments for acquisitions                                              (3,226)              (2,914)
  Proceeds from disposal of assets                                           25                    -
  Capital expenditures                                                   (2,498)              (1,901)
                                                                  -------------        -------------
     Net cash used in investing activities                               (5,699)              (4,815)
                                                                  -------------        -------------

Cash flows from financing activities:
  Borrowings under line-of-credit agreements                             18,136               10,300
  Repayments under line-of-credit agreements                            (14,350)              (8,031)
  Repayments of notes payable                                            (1,500)              (1,045)
  Redemption of acquisition stock options                                     -               (2,000)
  Proceeds from the issuance of capital stock                               472                  181
  Repayments under capital lease arrangements                                (7)                 (20)
                                                                  -------------        -------------
     Net cash provided by (used in) financing activities                  2,751                 (615)
                                                                  -------------        -------------

Decrease in cash and cash equivalents                                    (2,817)              (1,046)
Cash and cash equivalents at beginning of period                          3,235                2,808
                                                                  -------------        -------------
Cash and cash equivalents at end of period                      $           418      $         1,762
                                                                  =============        =============

------------------------------------------------------------------------------------------------------------------------------------

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

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months                  Six Months
                                                                  Ended June 30,                Ended June 30,
                                                            --------------------------    ----------------------------
                                                               2001           2000            2001            2000
                                                            -----------    -----------     -----------     -----------
Numerator:
 Net income                                                 $       354    $       834     $     1,423     $     1,618
                                                             ----------     ----------      ----------      ----------
Numerator for basic and diluted earnings per share          $       354    $       834     $     1,423     $     1,618
                                                             ==========     ==========      ==========      ==========

Denominator:
     Denominator for basic earnings per share,
       weighted-average shares                                    5,742          4,278           5,705           4,269
       Effect of dilutive stock options                             363            347             338             497
                                                             ----------     ----------      ----------      ----------
     Denominator for diluted earnings per share
       Adjusted weighted-average shares                           6,105          4,625           6,043           4,766
                                                             ==========     ==========      ==========      ==========

Net income per common share:
     Basic earnings per share                               $      0.06    $      0.19     $      0.25     $      0.38
                                                             ----------     ----------      ----------      ----------
     Diluted earnings per share                             $      0.06    $      0.18     $      0.24     $      0.34
                                                             ==========     ==========      ==========      ==========

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

NOTE E - COMPREHENSIVE INCOME

The Company's comprehensive income for the three and six months ended June 30, 2001 and 2000, are set forth in the following table:

                                        Three Months           Six Months
                                       Ended June 30,         Ended June 30,
                                       2001       2000       2001        2000
                                     -------    -------    --------    --------

Net income                           $   354    $   834    $  1,423    $  1,618
Other comprehensive gain (loss):
    Foreign currency translation
     adjustment                           51       (183)       (269)       (329)
                                      ------     ------     -------      ------
Comprehensive income                 $   405    $   651    $  1,154     $ 1,289
                                      ======     ======     =======      ======

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

NOTE G - SEGMENTS

The Company's operations by business segments for the three and six months ended June 30, 2001 and 2000 are as follows:

                                U.S. Market      U.K. Market                      Social          Total
                                  Research        Research      Teleservices     Research       Segments      Other   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2001:
---------------------------------

Revenues from external
   customers                          $11,402           $4,420       $ 4,318         $24,220        $44,360  $  799        $45,159
Operating income (loss)                   124              371           348           1,545          2,388    (312)         2,076
Interest and other non-
   operating expenses, net                                                                                                   1,367
Income before income taxes                                                                                                 $   709

Three months ended June 30, 2000:
---------------------------------

Revenues from external
   customers                          $ 8,314           $4,202       $ 4,802         $22,655        $39,973  $  686        $40,659
Operating income (loss)                   288              261           625           1,693          2,867     (50)         2,817
Interest and other non-
   operating expenses, net                                                                                                   1,351
Income before income taxes                                                                                                 $ 1,466

Six months ended June 30, 2001:
-------------------------------

Revenues from external
   customers                          $23,160           $8,826       $10,009         $47,475        $89,470  $1,524        $90,994
Operating income (loss)                   784              720         1,242           3,152          5,898    (452)         5,446
Interest and other non-
   operating expenses, net                                                                                                   2,790
Income before income taxes                                                                                                 $ 2,656

Six months ended June 30, 2000:
-------------------------------

Revenues from external
   customers                          $17,453           $8,478       $ 9,945         $42,001        $77,877  $1,693        $79,570
Operating income (loss)                   919              449         1,163           3,081          5,612     (19)         5,593
Interest and other non-
   operating expenses, net                                                                                                   2,708
Income before income taxes                                                                                                 $ 2,885
----------------------------------------------------------------------------------------------------------------------------------

NOTE H - RECLASSIFICATION OF REDEEMABLE EQUITY INSTRUMENTS

On July 19, 2001, guidance was issued in EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, which requires securities with redemption features, including those that become exercisable only upon a change-in-control, be classified outside of permanent equity. As described in the paragraphs below, certain of the Company's equity instruments purchased by LLR on September 1, 2000 contain such change-in-control redemption rights. Accordingly, the Company has restated its consolidated balance sheets as of June 30, 2001 and December 31, 2000 to report redeemable equity and reduce stockholders' equity in the amount of $8,900.

Pursuant to the terms of a September 1, 2000 Purchase Agreement, the Company sold and LLR purchased in a private placement (i) 1,176,458 shares of the Company's Common Stock, (ii) 10 shares of the Series B Preferred Stock, and
(iii) warrants to purchase 740,500 shares of the Company's Common Stock at an exercise price of $12.00 per share, for aggregate gross proceeds of $10 million. The warrants are exercisable from the date of issuance and expire in 2010. If the Company sells shares of Common Stock in the future at a per share price below $8.50, the exercise price of the warrants would be proportionately reduced and certain contingent warrants issued to LLR at an exercise price of $.01 per share become exercisable.

The holders of Series B Preferred Stock are entitled to nominate and elect two directors to the Company's Board of Directors. The holders of the Series B Preferred Stock are not entitled to receive dividends. In the event of liquidation, each share of the Series B Preferred Stock is entitled to a liquidation preference of $10.00 per share. The Company may redeem the outstanding shares of Series B Preferred Stock at any time LLR's shareholdings fall below 10% of the Company's outstanding common shares, at a per share amount equal to the greater of the fair market value or the liquidation preference.

At any time after the fifth anniversary of the closing, LLR may exchange each share of Common Stock for one-half of a share of the Company's Series C Preferred Stock. After conversion, the holders of Series C Preferred Stock are entitled to receive cumulative quarterly cash dividends at an annual rate of $2.04 per share. In the event of liquidation, each share of the Series C Preferred Stock is entitled to a liquidation preference of $17.00 per share (the "Preference Amount") plus all accrued and unpaid dividends. The Company may redeem the outstanding shares of Series C Preferred Stock at any time at a per share amount equal to the greater of the fair market value or the Preference Amount multiplied by 25% per annum, compounded annually from September 30, 2000, plus any accrued but unpaid dividends per share. Each share of Series C Preferred Stock is convertible at all times into two shares of Common Stock.

The holders of Series C Preferred Stock are entitled to vote on all matters before the common holders, as a single class with the Common Stock, on an as if converted basis. Additionally, holders of Series C Preferred Stock as a class, may also nominate and elect two additional directors to the Company's Board of Directors, subject to LLR maintaining certain specified ownership percentages.

In the event of (i) the sale of substantially all of the assets of the Company,
(ii) any consolidation or merger of the Company into another corporation or entity in which the stockholders of the Company immediately prior to such transaction hold less than 50% of the Company's voting power immediately after such transaction, or (iii) any transactions in which in excess of 50% of the Company's voting power is transferred to one or more affiliated persons, the holders of the Series B Preferred Stock and the Series C Preferred Stock may require the Company to redeem such securities at their respective liquidation preferences. Because such redemption features are not solely within the control of the Company, the Series B Preferred Stock and the 1,176,458 shares of Common Stock held by LLR (which may be exchanged into shares of Series C Preferred Stock), have been presented outside of stockholders' equity in the Company's consolidated balance sheets.

The 1,176,458 shares of Common Stock held by LLR are carried at their aggregate fair value at issuance of $8.9 million, and no changes will be made to such carrying value until a change-in-control of the Company is probable. Finally, because the rights to exchange shares of Common Stock into shares of Series C Preferred Stock may not be transferred by LLR to any parties other than affiliates of LLR, these rights will terminate upon any resale or transfer of the 1,176,458 LLR common shares to an unaffiliated entity. Accordingly, upon the occurrence of any such resale or transfer, the Company will reclassify a pro-rata portion of the carrying value of the LLR Common Stock into shareholders' equity.

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

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of the Company was held on May 15, 2001 at the Company's headquarters for the following purposes:

          1. To approve the Opinion Research Corporation Employee Stock Purchase Plan, as amended (the "Qualified Plan"). The Qualified Plan was approved by the following votes:

                         Votes          Votes          Abstentions and
                          For          Against         Broker Non-Votes
                      -----------     ---------       ------------------
                       2,669,822       558,450              1,600


          2. To approve the Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants (the "Non-qualified Plan"). The Non-qualified Plan was approved by the following votes:

                         Votes          Votes          Abstentions and
                          For          Against         Broker Non-Votes
                      -----------     ---------       ------------------
                       2,527,705       699,900              2,267

          3. To amend the 1997 Stock Incentive Plan to increase the number of shares available thereunder for grant from 1,125,000 to 1,625,000 shares and to amend the provisions relating to a "Change of Control" of the Company. The amendment was approved by the following votes:

                         Votes          Votes          Abstentions and
                          For          Against         Broker Non-Votes
                      -----------     ---------       ------------------
                       2,305,005       921,667              3,200


          4. To approve the ORC Holdings, Ltd. Employee Share Ownership Plan (the U.K. Plan). The U.K. Plan was approved by the following votes:

                         Votes          Votes          Abstentions and
                          For          Against         Broker Non-Votes
                      -----------     ---------       ------------------
                       2,605,622       622,250              2,000


          5. To elect two Directors to serve until the 2004 Annual Meeting of Stockholders of the Company and until their respective successors have been duly elected and qualified. The nominees were approved by the following votes:

             Leonard B. Tessler

                         Votes          Votes          Abstentions and
                          For          Against         Broker Non-Votes
                      -----------     ---------       ------------------
                       4,712,685          0                 693,500

             Dale J. Florio

                         Votes          Votes          Abstentions and
                          For          Against         Broker Non-Votes
                      -----------     ---------       ------------------
                       4,712,685          0                 693,500


             The following directors continue in office after the 2001 Annual Meeting of Stockholders:

             John F. Short
             Stephen A. Greyser
             Frank J. Quirk
             James A. Bulvanoski
             Seth J. Lehr
             John J. Gavin

          6. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the 2001 fiscal year. The matter was approved by the following votes:

                         Votes          Votes          Abstentions and
                          For          Against         Broker Non-Votes
                      -----------     ---------       ------------------
                       5,389,218        16,967                0


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


                                          Opinion Research Corporation
                                   -----------------------------------------
                                                  (Registrant)



Date: October 19, 2001               /s/ Douglas L. Cox
                                   -----------------------------------------
                                    Douglas L. Cox, Chief Financial Officer