Form 10-Q
period 2001-09-30
OPINION RESEARCH CORP
filed 2001-11-13
CIK 911673

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from : ____________ to ____________


                        Commission file number 0-22554
                                               -------


                         OPINION RESEARCH CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                   22-3118960
------------------------------------------   -----------------------------------
        (State of incorporation)                        (I.R.S. Employer
                                                      Identification No.)

             23 Orchard Road
              Skillman, NJ                                   08558
------------------------------------------   -----------------------------------
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

Common Stock, $0.01 Par Value - 5,801,326 shares as of September 30, 2001

                                     INDEX

                 Opinion Research Corporation and Subsidiaries

Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

            Consolidated balance sheets - September 30, 2001 and December 31,
            2000

            Consolidated statements of income - Three and nine months ended September 30, 2001 and 2000

            Consolidated statements of cash flows - Nine months ended September 30, 2001 and 2000

            Notes to consolidated financial statements - September 30, 2001

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

Item 5.   Other Information

Item 6.   Exhibits and Report on Form 8-K

Signature

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                     September 30,  December 31,
                                                                          2001          2000
                                                                     -------------  ------------
                                     Assets
Current Assets:
  Cash and cash equivalents                                          $       2,274  $      3,235
  Accounts receivable:
    Billed                                                                  23,928        27,162
    Unbilled services                                                       15,219        14,185
                                                                     -------------  ------------
                                                                            39,147        41,347
    Less: allowance for doubtful accounts                                      264           246
                                                                     -------------  ------------
                                                                            38,883        41,101
    Prepaid and other current assets                                         2,664         2,319
                                                                     -------------  ------------
Total current assets                                                        43,821        46,655

Property and equipment, net                                                  9,844         9,610
Intangibles, net                                                             3,875         4,924
Goodwill, net                                                               54,047        51,108
Other assets                                                                 3,364         3,660
                                                                     -------------  ------------
                                                                     $     114,951  $    115,957
                                                                     =============  ============

                     Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                   $       4,645  $      4,737
  Accrued expenses                                                           9,246        13,683
  Deferred revenues                                                          2,547         4,834
  Acquisition payable                                                        5,000         3,226
  Short-term borrowings                                                      4,125         3,002
  Other current liabilities                                                  1,144         2,340
                                                                     -------------  ------------
Total current liabilities                                                   26,707        31,822

Long-term debt                                                              50,857        48,776
Deferred income taxes                                                          533           548
Other liabilities                                                              925           951

Redeemable Equity:
  Preferred stock:
   Series B - 10 shares designated, issued and outstanding,
    liquidation value of $10 per share                                           -             -
   Series C - 588,229 shares designated, none issued or
    outstanding                                                                  -             -
  Common stock, 1,176,458 shares issued and outstanding                      8,900         8,900

Stockholders' Equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized:
   Series A - 10,000 shares designated, none issued or
    outstanding                                                                  -             -
  Common stock, $.01 par value, 10,000,000 shares authorized,
   4,673,690 shares issued and 4,624,868 outstanding in 2001,
   and 4,474,412 shares issued and 4,436,554 outstanding in 2000                47            45
  Additional paid-in capital                                                18,272        17,473
  Retained earnings                                                          9,663         8,235
  Treasury stock, at cost, 48,822 shares in 2001, 37,858 in 2000              (261)         (186)
  Accumulated other comprehensive loss                                        (692)         (607)
                                                                     -------------  ------------
Total stockholders' equity                                                  27,029        24,960
                                                                     -------------  ------------
                                                                     $     114,951  $    115,957
                                                                     =============  ============

--------------------------------------------------------------------------------

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
              (in thousands, except share and per share amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,            September 30,
                                                 -----------------------   -----------------------
                                                    2001         2000         2001         2000
                                                 ----------   ----------   ----------   ----------
Revenues                                         $   41,943   $   37,661   $  132,937   $  117,231
Cost of revenues                                     28,901       24,576       90,762       77,339
                                                 ----------   ----------   ----------   ----------
  Gross profit                                       13,042       13,085       42,175       39,892

Selling, general and administrative expenses          9,327        8,372       28,869       26,176
Depreciation and amortization                         2,160        1,866        6,305        5,276
                                                 ----------   ----------   ----------   ----------
  Operating income                                    1,555        2,847        7,001        8,440

Interest and other non-operating expenses, net        1,357        1,516        4,147        4,224
                                                 ----------   ----------   ----------   ----------
  Income before provision for income taxes              198        1,331        2,854        4,216

Provision for income taxes                              193          554        1,426        1,821
                                                 ----------   ----------   ----------   ----------
Net income                                       $        5   $      777   $    1,428   $    2,395
                                                 ==========   ==========   ==========   ==========

Net income per common share:
 Basic                                           $     0.00   $     0.17   $     0.25   $     0.54
                                                 ==========   ==========   ==========   ==========
 Diluted                                         $     0.00   $     0.16   $     0.24   $     0.50
                                                 ==========   ==========   ==========   ==========

Weighted average common shares outstanding:
 Basic                                            5,794,859    4,658,923    5,735,569    4,399,999
 Diluted                                          5,977,348    4,931,194    6,021,450    4,820,872

--------------------------------------------------------------------------------

                       See notes to financial statements

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
--------------------------------------------------------------------------------

                                                                   Nine Months Ended
                                                                      September 30,
                                                                  --------------------
                                                                    2001        2000
                                                                  --------    --------
Cash flows from operating activities:
 Net income                                                       $  1,428    $  2,495
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                     6,305       5,276
   Loss (gain) on disposal of fixed assets                              (8)         45
   Provision for doubtful accounts                                      18         (32)
   Non-cash interest expense                                            80          70
   Amortization of loan fees                                           247         212
   Deferred income taxes                                               (14)       (176)
   Changes in operating assets and liabilities, net of effects from acquisitions,
     Accounts receivable                                             2,135        (697)
     Other assets                                                     (312)        105
     Accounts payable and accrued expenses                          (4,452)      1,278
     Deferred revenues                                              (2,257)        366
     Other liabilities                                              (1,213)       (523)
                                                                  --------    --------
   Net cash provided by operating activities                         1,957       8,419
                                                                  --------    --------

Cash flows from investing activities:
 Payments for acquisitions, net of cash acquired                    (3,726)    (15,525)
 Capital expenditures                                               (3,011)     (2,770)
                                                                  --------    --------
   Net cash used in investing activities                            (6,737)    (18,295)
                                                                  --------    --------

Cash flows from financing activities:
 Borrowings under line-of-credit agreement                          22,612      20,554
 Repayments under line-of-credit agreement                         (17,225)    (18,504)
 Repayments of note payable                                         (2,250)     (1,548)
 Repayments under capital lease arrangements                           (20)        (22)
 Redemption of acquisition stock options                                 -      (2,000)
 Proceeds from issuance of capital stock, warrants, and options        726       9,970
                                                                  --------    --------
   Net cash provided by financing activities                         3,843       8,450
                                                                  --------    --------

Effect of exchange rate changes on cash and cash equivalents           (24)        (18)
                                                                  --------    --------
Decrease in cash and cash equivalents                                 (961)     (1,444)
Cash and cash equivalents at beginning of period                     3,235       2,808
                                                                  --------    --------
Cash and cash equivalents at end of period                        $  2,274    $  1,364
                                                                  ========    ========

                See notes to consolidated financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (Unaudited)
                     (in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months         Nine Months
                                                 Ended               Ended
                                             September 30,       September 30,
                                           ----------------    ----------------
                                             2001     2000       2001     2000
                                           -------  -------    -------  -------
Numerator:
  Net income                               $     5  $   777    $ 1,428  $ 2,395
                                           -------  -------    -------  -------
  Numerator for basic and diluted
   earnings per share                      $     5  $   777    $ 1,428  $ 2,395
                                           =======  =======    =======  =======

Denominator:
  Denominator for basic earnings per
   share,
    Weighted-average shares                  5,795    4,659      5,736    4,400
    Effect of dilutive stock options           182      272        285      421
                                           -------  -------    -------  -------
  Denominator for diluted earnings per
   share,
    Adjusted weighted-average shares         5,977    4,931      6,021    4,821
                                           =======  =======    =======  =======

Net income per common share:
  Basic earnings per share                 $  0.00  $  0.17    $  0.25  $  0.54
                                           =======  =======    =======  =======
  Diluted earnings per share               $  0.00  $  0.16    $  0.24  $  0.50
                                           =======  =======    =======  =======

NOTE C - ACQUISITIONS

Pursuant to the Stock Purchase Agreement dated April 30, 1999 between the Company and the previous shareholders of Macro International Inc. ("Macro"), additional payments of $5,500 were due to the sellers based on Macro's operating results for the 12-month period ended April 30, 2001. In July 2001, the Company paid $500 in cash and issued a promissory note to the previous Macro shareholders which deferred the remaining payment from July 31, 2001 to November 1, 2001. The principal amount of the note was $5,000, with interest at a rate of 10% per annum. Both the principal amount and the accrued interest were paid in October 2001. The $5,500 earn-out amount has been recorded as goodwill and is being amortized over the remaining life of the goodwill.

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

The unaudited pro forma results of operations for the nine months ended September 30, 2000, which assumes the consummation of C/J and SHS purchases as of the beginning of the period, are as follows:


          Revenues                      $   135,791
          Net income                    $     3,393

          Net income per share:
            Basic                       $      0.59
            Diluted                     $      0.55

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

NOTE D - CREDIT FACILITY

In May 1999, the Company entered into a credit agreement with a financial institution for a facility which provided $30,000 of term notes and up to $20,000 of revolving credit for a six-year term (the "Senior Facility"). The Senior Facility carried an interest rate at the discretion of the Company of either the financial institution's designated base rate plus 100 basis points or LIBOR plus 250 basis points for both revolving credit and term notes. As of September 30, 2001, the outstanding balance under the revolving credit was $16,037 and the outstanding balance under the term notes was $24,750.

On October 4, 2001, the Company completed an amendment to the Senior Facility to increase the amount available under the revolving credit to up to $24,000 and to shorten the maturity for both the revolving credit and the term notes to June 1, 2004 from May 31, 2005 (the "Amendment"). Additionally, the Amendment provides an increase in interest rate to LIBOR plus 325 basis points or the financial institution's designated base rate plus 200 basis points. As of October 4, 2001, the Company had approximately $3,623 of additional credit available under the amended facility.

In conjunction with the Amendment, the Company incurred additional costs of $458, which are to be recorded as other long-term assets in the Company's consolidated financial statements and, together with the previously unamortized loan fees of $611, are to be amortized over the remaining term of the facility under the new Amendment.

NOTE E - COMPREHENSIVE INCOME

The Company's comprehensive income for the three and nine months ended September 30, 2001 and 2000, are set forth in the following table:

                                             Three Months         Nine Months
                                                 Ended               Ended
                                             September 30,       September 30,
                                             2001     2000       2001     2000
                                           -------  -------    -------  -------
Net income                                 $     5  $   777    $ 1,428  $ 2,395
Other comprehensive gain (loss):
  Foreign currency translation
   adjustment                                  184     (394)       (85)    (723)
                                           -------  -------    -------  -------
Comprehensive income                       $   189  $   383    $ 1,343  $ 1,672
                                           =======  =======    =======  =======

NOTE F - SEGMENTS

The Company's operations by business segments for the three and nine months ended September 30, 2001 and 2000 are as follows:


                                         U.S. Market   U.K. Market                   Social     Total
                                          Research       Research    Teleservices   Research   Segments    Other   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2001:
--------------------------------------

Revenues from external
   Customers                              $ 10,000        $ 4,585         $ 3,159   $ 23,326   $ 41,070   $  873       $ 41,943
Operating income (loss)                       (762)           458              22      1,971      1,689     (134)         1,555
Interest and other non-
 operating expenses, net                                                                                                  1,357
Income before income taxes                                                                                             $    198

Three months ended September 30, 2000:
--------------------------------------

Revenues from external
   Customers                              $  8,931        $ 4,054         $ 4,519   $ 19,613   $ 37,117   $  544       $ 37,661
Operating income (loss)                        481            229             339      1,805      2,854       (7)         2,847
Interest and other non-
 operating expenses, net                                                                                                  1,516
Income before income taxes                                                                                             $  1,331

Nine months ended September 30, 2001:
-------------------------------------

Revenues from external
   Customers                              $ 33,160        $13,411         $13,168   $ 70,801   $130,540   $2,397       $132,937
Operating income (loss)                         22          1,178           1,264      5,123      7,587     (586)         7,001
Interest and other non-
 operating expenses, net                                                                                                  4,147
Income before income taxes                                                                                             $  2,854

Nine months ended September 30, 2000:
-------------------------------------

Revenues from external
   Customers                              $ 26,384        $12,532         $14,464   $ 61,614   $114,994   $2,237       $117,231
Operating income (loss)                      1,410            678           1,502      4,886      8,476      (36)         8,440
Interest and other non-
 operating expenses, net                                                                                                  4,224
Income before income taxes                                                                                             $  4,216

---------------------------------------------------------------------------------------------------------------------------------

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will continue to amortize existing goodwill through the remainder of 2001, at which time goodwill amortization will cease and a transitional goodwill impairment test will be performed in connection with the adoption of No. 142 on January 1, 2002. The Company is currently reviewing the impact of these standards and the ultimate impact of the new accounting standards has not yet been determined. The Company recorded $2,518 of goodwill amortization expense for the nine months ended September 30, 2001.

In August, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In October, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale.

The Company will adopt Statement No. 143 on January 1, 2003 and Statement No. 144 on January 1, 2002 with transition provisions for certain matters. The Company is currently evaluating the effects of these standards on the Company's financial position and results of operations.

NOTE H - RECLASSIFICATION OF REDEEMABLE EQUITY INSTRUMENTS

On July 19, 2001, guidance was issued in EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, which requires securities with redemption features, including those that become exercisable only upon a change-in-control, be classified outside of permanent equity. As described in the paragraphs below, certain of the Company's equity instruments purchased by LLR on September 1, 2000 contain such change-in-control redemption rights. Accordingly, the Company restated its consolidated balance sheets as of December 31, 2000 to report redeemable equity and reduce stockholders' equity in the amount of $8,900.

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

The 1,176,458 shares of Common Stock held by LLR are carried at their aggregate fair value at issuance of $8.9 million, and no changes will be made to such carrying value until a change-in-control of the Company is probable. Finally, because the rights to exchange shares of Common Stock into shares of Series C Preferred Stock may not be transferred by LLR to any parties other than affiliates of LLR, these rights will terminate upon any resale or transfer of the 1,176,458 LLR common shares to an unaffiliated entity. Accordingly, upon the occurrence of any such resale or transfer, the Company will reclassify a pro-rata portion of the carrying value of the LLR Common Stock into stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

Results of Operations - Third Quarter 2001 as Compared to Third Quarter 2000

Revenues for the third quarter of 2001 increased $4,282, or 11%, to $41,943 from $37,661 in the third quarter of 2000. The acquisitions of C/J Research, Inc. and Social & Health Services, Ltd. (the "Acquisitions") added $5,981 to revenues. Non-acquisition revenues increased 13% (16% in local currency) in U.K. Market Research, declined 7% in U.S. Market Research, 30% in Teleservices and 2% in Social Research. The declines in U.S. Market Research and Teleservices reflect reduced demand for services, which was impacted by the current economic climate in the United States. The decline in Social Research is due to the temporary reduction in the level of work on certain continuing contracts.

Cost of revenues increased $4,325, or 18%, to $28,901 in the third quarter of 2001 from $24,576 in the third quarter of 2000. The Acquisitions added $4,930 to cost of revenues. Cost of revenues for the remainder of the Company declined, generally in line with revenue changes, but with higher costs in U.S. Market Research, offset in part with improvements in Teleservices, U.K. Market Research and Social Research.

Gross profit as a percentage of revenues for the Company decreased to 31% in the third quarter of 2001 from 35% in the third quarter of 2000. Approximately 57% of this decline is due to the impact of the Acquisitions, for which the gross profit percentage was 22%. The gross profit percentage for the reminder of the Company declined to 33% from 34% and reflects increased costs in U.S. Market Research, offset in part with improvements in Teleservices, U.K. Market Research and Social Research.

Selling, general and administrative expenses ("SG&A") increased $955, or 11%, to $9,327 in the third quarter of 2001 from $8,372 in the third quarter of 2000. The Acquisitions accounted for 57% of the increase. As a percent of revenues, consolidated SG&A was stable at 22%.

Depreciation and amortization expense increased by $294, or 16%, to $2,160 in the third quarter of 2001 from $1,866 in the third quarter of 2000. The Acquisitions accounted for $187, or 64%, of the increase. Depreciation and amortization on a consolidated basis was stable at 5% of revenues.

Interest expense decreased by $159 to $1,357 in the third quarter of 2001 from $1,516 in the third quarter of 2000. The decrease in interest expense is attributable to lower interest rates offset by the additional borrowings incurred to fund one of the Acquisitions and to fund earn-out payments with respect to earlier acquisitions.

The provision for income taxes for the third quarter of 2001 and the third quarter of 2000 was $193 and $554, respectively. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of amortization of non-deductible goodwill generated from acquisitions and the impact of state taxes. In addition, the tax rate in the third quarter of 2001 reflects an increase in the expected tax rate for the year to 50% from 46% recorded in the first six months.

As a result of all of the above, net income decreased to $5 in the third quarter of 2001 from $777 in the third quarter of 2000.


Results of Operations - Nine Months Year-to-Date 2001 as Compared to Nine Months Year-to-Date 2000

Revenues for the first nine months of 2001 increased $15,706, or 13%, to $132,937 from $117,231 in the first nine months of 2000. The acquisitions added $19,713 to revenues. Non-acquisition revenues were flat in U.S. Market Research, declined 9% in Teleservices, and declined 5% in Social Research. The decline in Teleservices reflects reduced demand for services, which was impacted by the current economic climate in the United States. The decline in Social Research is due to the temporary reduction in the level of work on certain continuing contracts.

Cost of revenues increased $13,423, or 17%, to $90,762 in the first nine months of 2001 from $77,339 in the first nine months of 2000. The Acquisitions added $15,271 to cost of revenues. Cost of revenues for the remainder of the Company declined, generally in line with revenue changes, but with higher costs in U.S. Market Research, offset in part with improvements in Teleservices and U.K. Market Research.

Gross profit as a percentage of revenues for the Company decreased to 32% in the first nine months of 2001 from 34% in the first nine months of 2000. Approximately 69% of this decline is due to the impact of the Acquisitions, for which the gross profit percentage was 24%. The gross profit percentage for the remainder of the Company declined to 33% from 34% and reflects increased costs in U.S. Market Research, offset in part with improvements in Teleservices and U.K. Market Research.

Selling, general and administrative expenses ("SG&A") increased $2,693, or 10%, to $28,869 in the first nine months of 2001 from $26,176 in the first nine months of 2000. The Acquisitions accounted for 83% of the increase. As a percent of revenues, consolidated SG&A decreased slightly to 21.7% from 22.3%.

Depreciation and amortization expense increased by $1,029, or 20%, to $6,305 in the first nine months of 2001 from $5,276 in the first nine months of 2000. The Acquisitions accounted for $657, or 64%, of the increase. Depreciation and amortization on a consolidated basis increased to 4.7% of revenues from 4.5%.

Interest expense declined by $77, or 2%, to $4,147 in the first nine months of 2001 from $4,224 in the first nine months of 2000. The decrease in interest expense is attributable to lower interest rates offset by the additional borrowings incurred to fund one of the Acquisitions and to fund earn-out payments with respect to earlier acquisitions.

The provision for income taxes for the first nine months of 2001 and the first nine months of 2000 was $1,426 and $1,821, respectively. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of amortization of non-deductible goodwill generated from acquisitions and the impact of state taxes.

As a result of all of the above, net income decreased to $1,428 in the first nine months of 2001 from $2,395 in the first nine months of 2000.


Liquidity and Capital Resources

Net cash provided by operating activities for the first nine months of 2001 was $1,957 as compared to $8,419 in the first nine months of 2000. The decrease is due to a decrease in current period net income combined with an increase in working capital requirements. For the nine months ended September 30, 2001, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable of $2,135, substantially offset by significant decreases in payables and accrued expenses of $4,452, deferred revenue of $2,257, and other liabilities of $1,213. For the nine months ended September 30, 2000, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization, an increase in payables and accrued expenses of $1,278 and an increase in deferred revenues of $366, offset by an increase in accounts receivable of $697 and a decrease in other liabilities of $523.

Investing and financing activities for the first nine months of 2001 included capital expenditures of $3,011 and payments of $3,726 with respect to earn-out payments relating to prior acquisitions.

In July 2001, the Company issued a promissory note to former shareholders of Macro International Inc. which deferred the payment of $5,000 of the aggregate $5,500 earn-out from July 31, 2001 to November 1, 2001 with an interest rate of 10% per annum. Both the principal amount and the accrued interest were paid in October 2001.

In May 1999, the Company entered into a credit agreement with a financial institution for a facility which provided $30,000 of term notes and up to $20,000 of revolving credit for a six-year term (the "Senior Facility"). The Senior Facility carried an interest rate at the discretion of the Company of either the financial institution's designated base rate plus 100 basis points or LIBOR plus 250 basis points for both revolving credit and term notes. As of September 30, 2001, the outstanding balance under the revolving credit was $16,037 and the outstanding balance under the term notes was $24,750.

On October 4, 2001, the Company completed an amendment to the Senior Facility to increase the amount available under the revolving credit to up to $24,000 and to shorten the maturity for both the revolving credit and the term notes to June 1, 2004 from May 31, 2005 (the "Amendment"). Additionally, the Amendment provides an increase in interest rate to LIBOR plus 325 basis points or the financial institution's designated base rate plus 200 basis points. As of October 4, 2001, the Company had approximately $3,623 of additional credit available under the amended facility.

The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company monitors its interest rate and foreign exchange rate exposures on an ongoing basis. Historically, the Company has entered into interest rate hedging contracts and will continue to evaluate their appropriateness. Historically, the Company has not entered into foreign exchange contracts, but such contracts may be used in the future if the Company deems them to be an appropriate resource to manage the Company's exposure to foreign currency exchange rates. The Company does not consider its current foreign exchange exposure, which is primarily related to changes between the U.S. dollar and the U.K. pound, to be material. Historically, the impact of changes in foreign exchange rates has not had a significant impact on the Company's results of operations.

The following table provides information about the financial instruments of the Company that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

--------------------------------------------------------------------------------------------------------------------
                                                  Interest Rate Sensitivity
                                           Principal Amount by Expected Maturity
                                                    Average Interest Rate
                                                                                      There-             Fair Value
                                         2001     2002     2003     2004     2005     After      Total    9/30/01
--------------------------------------------------------------------------------------------------------------------
  Liabilities
Long-term debt including current
 portion:
  Variable rate debt                      $750   $4,500   $6,000  $29,537        -         -    $40,787    $ 40,787
  Average interest rate -
    LIBOR+3.25%
  Fixed rate debt - 12%                                                     $3,750   $11,250    $15,000    $ 12,633

--------------------------------------------------------------------------------------------------------------------

PART II: OTHER INFORMATION


Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities and Use of Proceeds

          None.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          a) Exhibits

10.1 Waiver and Fifth Amendment to Credit Agreement dated October 4, 2001 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

10.2      Amendment to the Opinion Research Corporation 1997 Stock Incentive
          Plan.

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


Date: November 13, 2001                    /s/ Douglas L. Cox
      -----------------            ------------------------------------------
                                             Douglas L. Cox
                                             Executive Vice President &
                                             Chief Financial Officer