Form 10-K
period 2001-12-31
OPINION RESEARCH CORP
filed 2002-03-27
CIK 911673

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
     ACT OF 1934
For the fiscal year ended December 31, 2001

                                       or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from ____________ to____________


                        Commission file number 0-22554
                                               -------

                         OPINION RESEARCH CORPORATION
             ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          22-3118960
-------------------------------                      -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

23 Orchard Road, Skillman, New Jersey                         08558
-------------------------------------                     --------------
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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing sale price of its common stock on February 28, 2002, a date within 60 days prior to the date of filing, as quoted on the Nasdaq National Market, was approximately $13,910,000.*

     As of February 28, 2002, 5,898,085 shares of common stock, par value $.01 per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Registrant's 2002 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

__________________
*Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                         OPINION RESEARCH CORPORATION

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

                                                      PART I
     Item 1.      Business...............................................................................        1
     Item 2.      Properties.............................................................................        9
     Item 3.      Legal Proceedings......................................................................       11
     Item 4.      Submission of Matters to a Vote of Security Holders....................................       11
                  Executive Officers of the Registrant...................................................       11

                                                      PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..................       13
     Item 6.      Selected Financial Data................................................................       14
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..........................................................................       15
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.............................       24
     Item 8.      Financial Statements and Supplementary Data............................................       24
     Item 9.      Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure...............................................................       24

                                                     PART III

     Item 10.     Directors and Executive Officers of the Registrant.....................................       25
     Item 11.     Executive Compensation.................................................................       25
     Item 12.     Security Ownership of Certain Beneficial Owners and Management.........................       25
     Item 13.     Certain Relationships and Related Transactions.........................................       25

                                                     PART IV

     Item 14.     Exhibits, Financial Statements Schedules, and Reports on Form 8-K......................       26


     Signatures..........................................................................................       32

Except where the context indicates otherwise, the term "Company" refers to Opinion Research Corporation and its subsidiaries. All dollar amounts presented in this Annual Report on Form 10-K are in thousands unless indicated otherwise. Readers of this report should review carefully the information contained under the headings "Risk Factors" and "Forward-looking Statements" in Part II.

                                    PART I


Item 1.   Business
          --------

General

          Opinion Research Corporation (the "Company") was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, social research, information services, marketing services, and telemarketing. The Company assists its commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. The Company also performs public sector primary research and provides information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. The majority of the Company's governmental projects are in the areas of health, education, and international aid. The Company's telemarketing services consist principally of outbound customer acquisition services.

          The Company completed its initial public offering in October 1993. Between 1993 and 1997, as part of its globalization strategy, the Company established its presence in the U.K., Asia and Mexico through various acquisitions. In January 1998, the Company acquired ProTel Marketing, Inc. ("ORC ProTel" or "ProTel"), a high quality telemarketing company based in Lansing, Illinois, which enabled the Company to combine market research expertise with telemarketing services. In May 1999, the Company acquired Macro International Inc. ("ORC Macro" or "Macro"), a predominately public sector research, consulting and technology company based in the Washington, D.C. area. The Macro acquisition substantially increased the Company's presence in the public sector. In September 2000, the Company acquired C/J Research, Inc. ("C/J"), and in November 2000, acquired Social and Health Services, Ltd. ("SHS"). The two acquisitions in 2000 provided expansion opportunities for the Company in the areas of consumer research, social research and information management.

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

          The Company's strategy for market research focuses on client projects that require periodic updating and tracking of information, thereby creating the potential for higher-margin recurring revenues. The portion of the Company's market research revenues from such projects was approximately 66% in 2001.

The Company's Services and Products

          The Company offers a variety of services and products to assist clients in various industries with their strategic and tactical decisions as well as their plans for marketing and selling their products to other businesses and consumers.

Services

          Advanced Analytics & Data Modeling. The Company's diagnostic and statistical models are among the most sophisticated in market research. By focusing on its clients' business issues and the application of the right analytic tools, the Company can effectively transform data and analyses into intelligence and insight.

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

          Demographic and Health Research. The Company manages international research programs in developing nations for organizations such as The United States Agency for International Development ("USAID"), the World Health Organization ("WHO"), and UNICEF. By providing information for informed decisions in population, health and nutrition, it supports a range of data collection options that can be tailored to fit specific monitoring and evaluation needs of government organizations. These include a variety of population and facility-based surveys, secondary data analyses and other specialized research such as qualitative, education and gender-based studies.

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

          Information Technologies. The Company offers a variety of technology-based services and products. These include computer security products, such as Internet firewalls; software testing and quality assurance, instructional product development for interactive multimedia, computer-based instruction, decision-support systems, computer-based textbooks, and products for individuals with special learning needs; and advanced Web services, including a number of proprietary Web applications, database development and management, and dynamic information retrieval.

          Management Consulting. The Company offers a full spectrum of services to address opportunities and problem areas, and to ensure that client organizations can meet future challenges effectively. The Company's methods and expertise produce strategies, plans and interventions that fit the values, cultures and needs of the client organization and its managers. The Company's focus is on sound analysis, with effective support in implementing recommended strategies and solutions and ensuring capacity within the client organization so that continuing outside assistance is not required.

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

          Training & Educational Technologies. The Company offers a full spectrum of training services to help organizations adapt to and capitalize on changing circumstances. All courses and training services are supported by the Company's research and management consulting services in the subject areas offered. The Company uses adult learning methodologies, instructional system design, electronic performance support systems and highly skilled facilitators who provide interactive, experiential-based training. The Company is also a leader in applying technology to educational and learning needs and in developing and producing distance learning programs, multimedia materials and expert systems.

Industries

          Automotive. Utilizing research methodologies developed for its automotive industry clients, the Company has extensive experience working with a wide range of companies around the world, including vehicle manufacturers, original-equipment-manufacturers, suppliers, dealers, distributors, trucking companies and heavy equipment manufacturers.

          The Company provides sophisticated segmentation research and long-term studies on retail sales and service; brand image and equity; product development, design and performance; and dealer/manufacturer relations. The Company's exclusive consumer market analysis evaluates and tracks customer needs as they relate to new vehicle purchases, financing and leasing, buying behavior, and brand loyalty.

          Financial Services. The Company provides market and customer intelligence to banks, securities brokerage firms, insurance companies and other financial institutions across a number of business issues: customer loyalty and retention, image management, market segmentation and positioning, new product development, pricing strategy, corporate branding, and customer database management.

          By focusing its research efforts on key customer segments - such as high net worth individuals, corporate treasurers, active investors, policyholders, etc. - the Company can determine the specific factors that influence the target groups' decisions, and design strategies to attract, retain and motivate them effectively.

          Health Care. The Company's services include surveys and evaluations to determine patient satisfaction, market segmentation, customer acquisition, competitive analysis, community needs assessment, and corporate positioning. For pharmaceutical companies, HMOs, hospitals, and health care providers, the Company also conducts loyalty and retention modeling research as part of its clients' patient and employee satisfaction programs.

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

          Among its services, the Company helps clients determine pricing and distribution systems, track service performance, gauge the success of products and services, design and configure new products, predict customer needs and define competitive positions in new markets.

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

          Communications & Reaction Test (C&R), together with the Competitive Environment Test, comprises the Company's procedure for testing television and radio commercials, print advertisements and concepts. Conducted in shopping malls across the United States, the C&R Test measures advertising comprehension and reaction. It both evaluates the effectiveness of a print or television commercial and diagnoses its strengths and weaknesses.

Marketing

          Marketing and Sales-Support Program. In 2001, the Company continued to support strong business development initiatives, as well as build upon the already comprehensive internal and external communications programs. The Company's business development efforts continued with the production of newsletters, position papers, direct marketing, seminars, advertising, web development, telemarketing and speaking platforms. These efforts have assisted in allowing the Company to access a large number of prospective clients worldwide and share its products, services, and capabilities. In 2001, as part of a key initiative to improve the Company's global unity, the Company developed and implemented an extensive internal communications plan bringing its worldwide associates more closely together.

Clients and Client Relationships

          Some of the Company's largest clients in terms of revenues generated include America Online, Department of Housing and Urban Development, Department of Health and Human Services, General Motors, IBM, National Science Foundation, Sears Roebuck & Company, Trilegiant, The United States Agency for International Development ("USAID"), and U.S. Department of Education. In 2001, the Company served over 2,000 clients. For many clients, the Company performed multiple projects, sometimes for different subsidiaries or business units of the same client.

          The Company's largest single client, USAID, accounted for 11%, 13%, and 11% of the Company's revenues in 2001, 2000, and 1999, respectively. All revenues generated by the USAID relationship were for social research studies.

Competition

          Many other firms provide some of the services and products provided by the Company, typically focusing on consumer markets. However, the Company believes that no single competitor offers a comparable combination of services and products.

          For business to business market research, the Company believes that it competes for clients based on a variety of factors, including name recognition, reputation, expertise in a variety of industries, ability to access executives and other key constituencies, ability to collect accurate and representative data, ability to enhance the value of the data collected through analysis and consulting, technological competence, reliability, promptness and efficiency. In the Company's experience, its typical clients are interested primarily in the quality and utility of the service received rather than price.

          For consumer market research services, the Company regularly experiences significant competition from a large number of competitors, including marketing and research departments of various companies, advertising agencies and business consulting firms. Price, reputation, and quality of service are the dominant considerations.

          For public sector research services, the Company competes with a large number of firms that vary in size as well as with not-for-profit organizations. The competition varies depending upon the agency for whom the work is being conducted and the services to be provided. Technical competence is the key differentiator.

          For outbound telemarketing services, the Company competes with a large number of telemarketing companies. Quality and reliability of service are the key differentiators.

Segment Information

          Information regarding financial data by operating and geographic segments is set forth in the Notes to Consolidated Financial Statements at Note 15, "Segments."

Backlog

          As of December 31, 2001, revenues expected to be generated by the Company under its market research client contracts were $17,529 as compared to $33,210 as of December 31, 2000. All of the 2001 amount is expected to be recognized as revenues by December 31, 2002. Public sector backlog at December 31, 2001 was $199,204, as compared to $202,958 as of December 31, 2000. Revenue from this backlog is expected to be recognized over the next five years. The Company's engagements generally are terminable by the Company's clients at any time, with the expectation of cost recovery for work completed by the Company.

Employees

          As of December 31, 2001, the Company employed a total of approximately 1,650 full-time employees and 1,500 part-time hourly employees. The part-time employees work as telephone interviewers and data processors. Of the full-time employees, 950 are professionals engaged in direct client service, 450 are telemarketing representatives, and 250 are engaged in support, administration and executive oversight.

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

Item 2.   Properties
          ----------

          The Company's executive offices are located in approximately 45,000 square feet of leased space in Skillman (Greater Princeton), New Jersey. The term of the lease expires in August 2003. The Company leases additional facilities throughout the world. The following table sets forth certain information relating to these properties:

        Operating Unit                        Location                                  Facility Usage
-------------------------------     ------------------------------    ----------------------------------------------------
U.S. Market Research                Skillman, New Jersey              Worldwide Headquarters, Research Location
                                    Maumee, Ohio                      Research Location
                                    Arlington Heights, Illinois       Research Location and Telephone Interviewing
                                                                      Facility
                                    Chicago, Illinois                 Research Location
                                    Bingham Farms, Michigan           Research Location
                                    Tucson, Arizona                   Telephone Interviewing Facility
                                    Tampa, Florida                    Telephone Interviewing Facility
                                    Reno, Nevada                      Telephone Interviewing Facility

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

Social Research                     Calverton, Maryland               Macro Headquarters, Research Location
                                    Burlington, Vermont               Telephone Interviewing Facility and Research
                                                                      Location
                                    St. Albans, Vermont               Telephone Interviewing Facility
                                    New York, New York                Research Location
                                    Bethesda, Maryland                Research Location
                                    Plattsburgh, New York             Telephone Interviewing Facility
                                    Atlanta, Georgia                  Research Location
                                    Rockville, Maryland               Research Location and Multi-media Production
                                                                      Facility
                                    Columbia, Maryland                Warehouse

          The Company presently has a combined total of 780 computer assisted telephone interviewing stations worldwide dedicated to market research and an additional 315 telemarketing stations. All of these facilities are equipped with state-of-the-art hardware and software. In a typical telephone interview or sale, the CATI system prompts the interviewer's sequence of questions or responses depending on the previous answers. All responses are recorded directly into the computer, avoiding the need for subsequent data entry and enabling prompt analysis of responses. The interviewees communicate with live interviewers at all times.

          The Company believes that its properties are sufficient for its current operational needs.

Item 3.     Legal Proceedings
            -----------------

            The Company is not a party to any material litigation.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

Item 4A.    Executive Officers of the Registrant
            ------------------------------------

                    The following table sets forth certain information concerning the principal executive officers of the Company as of February 28, 2002.

Name                              Age                  Position
----                              ---                  --------

John F. Short                      57                  Chairman, President, and
                                                       Chief Executive Officer

Douglas L. Cox                     56                  Executive Vice President
                                                       and Chief Financial
                                                       Officer

Kevin P. Croke                     43                  Executive Vice President
                                                       and Director of Finance

Michael T. Errecart                52                  President, Macro
                                                       International Inc.

James C. Fink                      58                  Vice Chairman, Chief
                                                       Executive Officer of
                                                       Worldwide Market Research

Nigel P. Maxfield                  44                  Senior Vice President and
                                                       Managing Director,
                                                       O.R.C. International Ltd.

Frank J. Quirk                     61                  Chairman and Chief
                                                       Executive Officer, Macro
                                                       International Inc.

Ruth R. Wolf                       64                  Chief Executive Officer,
                                                       ORC ProTel, Inc.

         Mr. Short joined the Company as its Chief Financial Officer in 1989 and was appointed Vice Chairman in 1992. In 1998, Mr. Short was appointed President of the Company. In February 1999, Mr. Short assumed the roles of Chief Executive Officer and Chairman of the Board.

         Mr. Cox joined the Company as Executive Vice President and Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Cox spent ten years as Senior Vice President and Chief Financial Officer of Elf Atochem North America, Inc. Mr. Cox holds an MBA, with honors, from the Wharton School of the University of Pennsylvania.

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

         Dr. Fink joined the Company in 1982. Since 1990, Dr. Fink had held various managerial positions within the Company and was a member of the Board of Directors of the Company and Managing Director of the Company's corporate brand equity practice when he resigned in February 1999. Between 1999 and 2001, Dr. Fink was President of the worldwide brand research division of Enterprise IG. In July 2001, Dr. Fink rejoined the Company as Vice Chairman and Chief Executive Officer of Worldwide Market Research. Dr. Fink holds a Ph.D. in Economics from the Pennsylvania State University.

         Dr. Maxfield joined the Company in 1996 with the acquisition of a U.K. division. In 1997, Dr. Maxfield was appointed Managing Director of ORC - U.K. Dr. Maxfield holds a Ph.D. in Applied Mathematics and Computing Science from the University of Sheffield.

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

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

Market Information
------------------

           The Company's Common Stock is currently quoted on the Nasdaq National Market under the symbol "ORCI". Prior to August 2001, the Company's Common Stock was traded on the American Stock Exchange under the symbol "OPI". The table below sets forth the high and low prices for the Company's Common Stock (the "Common Stock") for each of the four quarters of 2001 and 2000:

                                                   High                Low
                                                ----------          ---------
              2001
              ----
              Fourth Quarter                     $ 6.640             $2.890
              Third Quarter                        6.910              5.250
              Second Quarter                       7.600              6.100
              First Quarter                        7.700              4.875

              2000
              ----
              Fourth Quarter                     $ 7.500             $4.750
              Third Quarter                        7.750              5.750
              Second Quarter                       8.500              6.000
              First Quarter                       11.625              7.875

           The closing price of the Common Stock on February 28, 2002 was $5.15 per share. As of February 28, 2002, the Company had 70 holders of record of the Common Stock (approximately 690 beneficial stockholders).

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

Item 6.   Selected Financial Data

                            Selected Financial Data
                     (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                             For the Year Ended December 31,
                                                     -----------------------------------------------------------------------------
                                                          2001             2000            1999           1998            1997
                                                     -------------     ------------    ------------   -------------   ------------
Operating Data:
Revenues                                             $    176,909       $   60,909      $  118,621     $    73,167     $   56,673

Operating income (1)                                        8,825           11,652           8,463           2,340          2,801

Extraordinary loss on debt
   refinancings, net of tax of $60 and $133 (2)                 -                -             (90)           (150)             -

Net income (loss)                                    $      1,616       $    3,304      $    2,424     $      (170)    $    1,151
                                                     ============       ==========      ==========     ===========     ==========

Weighted average common shares
  outstanding                                               5,762            4,692           4,244           4,202          4,144
Income before extraordinary
  loss per common share                              $       0.28       $     0.70      $     0.59     $      0.00     $     0.28
Extraordinary loss per common share                             -                -           (0.02)          (0.04)             -
                                                     ------------       ----------      ----------     -----------     ----------
Net income (loss) per common share                   $       0.28       $     0.70      $     0.57     $     (0.04)    $     0.28
                                                     ============       ==========      ==========     ===========     ==========

Adjusted weighted average common shares
  and assumed conversions                                   5,992            5,053           4,332           4,202          4,146
Income before extraordinary
  loss per diluted share                             $       0.27       $     0.65      $     0.58     $     (0.00)    $     0.28
Extraordinary loss per diluted share                            -                -           (0.02)          (0.04)             -
                                                     ------------       ----------      ----------     -----------     ----------
Net income (loss) per diluted share                  $       0.27       $     0.65      $     0.56     $     (0.04)    $     0.28
                                                     ============       ==========      ==========     ===========     ==========

Balance Sheet Data:
Total assets                                         $    112,916       $  115,957      $   91,966     $    50,610     $   32,480
Total debt (3)                                             55,462           51,842          47,438          18,320          6,652

--------------------------------------------------------------------------------

(1) In the fourth quarter of 1998, the Company took an unusual pre-tax charge of $2,470 for expenses incurred in relation to a separation agreement with the Company's former Chairman and CEO and the buy-out of his pre-existing employment contract.

(2) In the second quarter of 1999 and 1998, the Company recorded extraordinary losses of $90 and $150, net of tax benefits of $60 and $133, respectively, due to the write-off of unamortized loan origination fees associated with debt refinancings.

(3)  Amounts presented include capital lease obligations.

Item 7.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

Overview
            The Company was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, social research, information services, marketing services, and telemarketing. The Company assists its commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. The Company performs public sector primary research and provides information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. The majority of the Company's governmental projects are in the areas of health, education, and international aid. The Company's telemarketing services consist principally of outbound customer acquisition services.

            The Company completed its initial public offering in October 1993. Between 1993 and 1997, as part of its globalization strategy, the Company established its presence in the U.K., Asia and Mexico through various acquisitions. In January 1998, the Company acquired ProTel Marketing, Inc. ("ORC ProTel" or "ProTel"), a high quality telemarketing company based in Lansing, Illinois, which enabled the Company to combine market research expertise with telemarketing services. In May 1999, the Company acquired Macro International Inc. ("ORC Macro" or "Macro"), a predominately public sector research, consulting and technology company based in the Washington, D.C. area. The Macro acquisition substantially increased the Company's presence in the public sector. In September 2000, the Company acquired C/J Research, Inc. ("C/J"), and in November 2000, acquired Social and Health Services, Ltd. ("SHS"). The two acquisitions in 2000 provided expansion opportunities for the Company in the areas of consumer research, social research and information management.

Results of Operations - 2001 compared to 2000

Revenues
            Revenues for 2001 increased $16,000, or 10%, to $176,909 in 2001 from $160,909 in 2000. The acquisitions of C/J and SHS (the "Acquisitions") accounted for $21,408, of this increase. Excluding the impact of the acquisitions, revenues declined $4,130, or 3%, in the research business, of which $1,176 was due to the appreciation of the U.S. dollar, and $1,278, or 6%, in the teleservices businesses, with both segments experiencing lower demand for services.

Cost of Revenues
            Cost of revenues increased $15,550, or 15%, to $121,525 in 2001 from $105,975 in 2000. The Acquisitions accounted for $16,855 of this increase. Excluding the impact of the Acquisitions, cost of revenues in the research business declined $461. Before the impact of the appreciation of the U.S. dollar against other currencies, which reduced cost of revenues by $817, cost of revenues in the research business increased $356 reflecting inefficiencies at the lower level of service provided. In the teleservices business, cost of revenues decreased $844, or 8%, reflecting the lower level of services provided.

            Gross profit as a percentage of revenues for the Company decreased to 31% in 2001 from 34% in 2000 due to the impact of the Acquisitions, for which the gross profit percentage for 2001 was 23%. Excluding the impact of the Acquisitions, the gross profit percentage for the research business decreased to 31% in 2001 from 32% in 2000 and the gross profit percentage for the teleservice business increased to 49% in 2001 from 48% in 2000.

Selling, General, and Administrative Expenses
            Selling, general and administrative expenses ("SG&A") increased $2,124, or 6%, to $38,128 in 2001 from $36,004 in 2000. The Acquisitions resulted in an increase in SG&A of $2,635. As a percent of revenues, consolidated SG&A decreased to 21.6% in 2001 from 22.4% in 2000.

Depreciation and Amortization Expense
            Depreciation and amortization expense increased by $1,153, or 16%, to $8,431 in 2001 from $7,278 in 2000. The Acquisitions accounted for $679 of the increase. Earnout payments made in connection with prior acquisitions resulted in a $473 increase in goodwill amortization. Depreciation and amortization on a consolidated basis increased to 4.8% of revenues in 2001 from 4.5% in 2000.

Interest and Other Non-Operating Expenses
            Interest and other non-operating expenses decreased $268, or 5%, to $5,413 in 2001 from $5,681 in 2000. The decrease is due to a decrease in interest expense of $114, resulting from lower interest rates offset in part by additional borrowings to fund one of the Acquisitions and acquisition related payments, and a decrease of $154 in other non-operating expenses.

Provision for Income Taxes
            The provision for income taxes for 2001 and 2000 was $1,796 and $2,667, respectively. The provisions for these years are higher than the amount that results from applying the federal statutory rate to income primarily because of amortization of non-deductible goodwill generated from acquisitions throughout the years and the impact of state taxes.

Net Income
            Net income for 2001 and 2000 was $1,616 and $3,304, respectively.

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

Interest and Other Non-Operating Expenses
            Interest and other non-operating expenses increased $1,676, or 42%, to $5,681 in 2000 from $4,005 in 1999. The increase in interest expense is attributable to the additional borrowings incurred during 2000 to fund two of the Acquisitions and to higher interest rates.

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

Net Income
            Net income for 2000 and 1999 was $3,304 and $2,424, respectively.

Liquidity and Capital Resources

            As of December 31, 2001, working capital was $17,853. Net cash generated by operations for 2001 was $9,350 as compared to $11,003 in 2000. The decrease is due to a decrease in current period net income combined with an increase in working capital requirements. For 2001, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization, totaling $10,047, and a decrease in accounts receivable of $3,260, offset by decreases in payables and accrued expenses of $2,061. For 2000, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization, totaling $10,582, an increase in payables and accrued expenses of $4,959, offset by an increase in accounts receivable of $4,292.

            Investing and financing activities for 2001 included capital expenditures of $3,934, earn-out payments of $8,726 to previous ProTel and Macro shareholders, and payments of $2,125 to previous C/J and SHS shareholders based on the respective asset/stock purchase agreements upon acquisition.

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

            On October 4, 2001, the Company amended its Senior Facility increasing the amount available under the revolving credit to up to $24,000 and to shorten the maturity for both the revolving credit and the term notes to June 1, 2004 from May 31, 2005 (the "Amendment"). Additionally, the Amendment provides an increase in interest rate to LIBOR plus 325 basis points or the financial institution's designated base rate plus 200 basis points. As of December 31, 2001, the Company had approximately $6,811 of additional credit available under the amended facility.

            On September 1, 2000, the Company entered into a Purchase Agreement ("Purchase Agreement") with LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (collectively, "LLR"). Pursuant to the terms of the Purchase Agreement, the Company sold and LLR purchased in a private placement (i) 1,176,458 shares of the Company's Common Stock, (ii) 10 shares of the Series B Preferred Stock, and (iii) warrants to purchase 740,500 shares of the Company's Common Stock at an exercise price of $12.00 per share, for aggregate gross proceeds of $10 million (see Note 11 to the Consolidated Financial Statements for additional information concerning the LLR transaction). A portion of the proceeds received from this private placement was used to fund the C/J acquisition (see Note 3 to the Consolidated Financial Statements for additional information concerning the C/J acquisition).

            The Company entered into a joint venture agreement during 2001 for the purpose of developing new research-based products. Through the end of 2002, it is expected that the Company will fund up to $1,000 in cash or services related to the joint venture. All amounts funded will be charged to expense. The Company expensed approximately $70 in 2001.

            The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

Critical Accounting Policies

            The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances.

            The Company believes that the implementation of the following critical accounting policies, used in the preparation of its consolidated financial statements, introduce the most significant levels of judgments and estimates.

Revenue Recognition

            The Company recognizes revenues on the percentage of completion method, which relies on a periodic determination of the ratio of costs incurred to total estimated contract costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a project can be made. Recognized revenue and profit are subject to revisions as the project progresses to completion. Revisions in profit estimates are reflected in income in the period in which the facts that give rise to the revision become known. These revisions could be material to the Company's results of operations.

Goodwill and Other Intangible Assets

            The Company has significant intangible assets related to goodwill and other identifiable intangible assets, such as non-competition agreements. The determination of the related estimated useful lives involves significant judgments. Changes in those useful lives could be material to the Company's results of operations.

            In assessing the recoverability of the Company's goodwill and other identifiable intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. During the year ended December 31, 2001, the Company did not record any impairment losses related to goodwill and other intangible assets in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. On January 1, 2002, the Company adopted Statement No. 142, Goodwill and Other Intangible Assets, which requires the Company to analyze its goodwill for impairment in 2002, and then on a periodic basis thereafter. At the date of adoption, the Company reclassified assembled workforce intangible assets with an unamortized balance of $864 to goodwill. Based on a preliminary analysis under the requirements of Statement 142, which are different than the requirements of Statement 121, a potential goodwill impairment loss of approximately $250 to $300 in the Company's Mexican subsidiary may be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

Inflation and Foreign Currency Exchange

            Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact through 2002. The appreciation of the U.S. dollar versus the British pound has negatively affected the Company's operating results in 2001. As the Company continues to expand its international operations, exposures to gains and losses from foreign currency fluctuations will increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts.

Risk Factors

            Readers of this report should be aware that the following important factors, among others, in some cases have affected, and in the future could affect, the actual operating results of the Company and could cause the Company's actual consolidated results for 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

            The Company's success depends on the Company's ability to retain its existing clients and obtain new clients. The Company's clients generally may terminate the services it provides to them at any time. The loss of one or more of the Company's large clients or a significant reduction in business from such clients could have a material adverse effect on the

Company. The existence of larger projects and long-term client relationships may increase the Company's reliance on particular projects and clients. In 2001, approximately 48% of the Company's revenue was generated by providing services to various U.S. governmental departments and agencies.

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

            The Company faces competition in its industry. The Company faces competition in connection with most of the individual services and products it provides. Although the Company believes that no single competitor offers a comparable combination of services and products, there can be no assurance that other companies, including some with greater financial resources than the Company, will not attempt to offer a range of services and products similar to those offered by the Company, or otherwise compete more effectively in the market research and information services industry. The Company regularly experiences significant competition for customers seeking market research services from a large number of competitors. These include market research companies, advertising agencies, and business consulting firms. The Company competes for public sector research services with a large number of firms that vary in size as well as with not-for-profit organizations. For outbound telemarketing services, the Company competes with a large number of telemarketing companies.

            The Company does not currently pay dividends on its common stock and the Company does not expect to do so for the foreseeable future. The Company expects to retain its future earnings, if any, for the operation and expansion of its business, and to pay no cash dividends for the foreseeable future. The terms of the Company's current financing agreements prohibit the payment of dividends, and future agreements may also contain terms that limit the amount of dividends the Company may pay or prohibit any payment of dividends.

            Anti-takeover provisions and the Company's right to issue preferred stock could make a third-party acquisition of the Company difficult. The Company's certificate of incorporation provides that the board of directors may issue preferred stock without stockholder approval. In addition, the Company's by-laws provide for a classified board, with each board member serving a three-year term. The board of directors has also adopted a stockholder rights plan, commonly referred to as a "poison pill." The issuance of preferred stock, the existence of a classified board, and the stockholder rights plan could make it more difficult for a third party to acquire the Company without board approval. These provisions could also limit the price that certain investors might be willing to pay in the future for the Company's common stock.

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

Forward-looking Statements

            Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K, are forward-looking statements. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

     .  statements relating to the Company's business strategy;
     . the Company's current and future plans; and . statements that include the words "may," "could," "should," "would,"
        "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.

            These forward-looking statements are subject to risks, uncertainties, and assumptions about the Company and its operations that are subject to change based on various important factors, some of which are beyond the Company's control. The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in its forward-looking statements:

     .  fluctuations in demand for the Company's services;
     .  competition;
     .  the Company's dependence on key personnel;
     .  government funding of social research projects;
     . leverage and debt service (including sensitivity to fluctuations in interest rates);
     . domestic and global economic, credit and capital market conditions; . foreign exchange fluctuations;
     . changes in federal or state tax laws or the administration of these laws;
     . regulatory or judicial proceedings; and . certain other risks described in this Annual Report on Form 10-K.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------

            Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company monitors its interest rate and foreign exchange rate exposures on an ongoing basis. Historically, the Company has entered into interest rate hedging contracts and will continue to evaluate their appropriateness. As of December 31, 2001, the Company was not a party to any interest rate hedging contracts.

            It has not been the Company's practice to enter into foreign exchange contracts, but such contracts may be used in the future if the Company deems them to be an appropriate resource to manage the Company's exposure to movements in foreign currency exchange rates. The Company does not consider its current foreign exchange exposure, which is primarily related to changes between the U.S. dollar and the U.K. pound, to be material. Although the impact of changes in foreign exchange rates may be significant on the Company's revenues, cost of revenues and operating expenses when considered individually, the net impact on the Company's results of operations has not been significant.

            The following table provides information about the financial instruments of the Company that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

-------------------------------------------------------------------------------------------------------------------------------
                                                     Interest Rate Sensitivity
                                               Principal Amount by Expected Maturity
                                                       Average Interest Rate
                                                                                             There-             Fair Value
                                              2002      2003      2004     2005     2006     After     Total    12/31/01
-------------------------------------------------------------------------------------------------------------------------------
Liabilities
Long-term debt including current portion:
    Variable rate debt                        $4,500   $6,000    $30,689       -         -         -   $41,189    $41,189
    Average interest rate -
        LIBOR+3.25%
    Fixed rate debt - 12%                                                 $3,750    $7,500    $3,750   $15,000    $12,633

--------------------------------------------------------------------------------------------------------------------------------

Item 8.     Financial Statements and Supplementary Data
            -------------------------------------------

            The Company's financial statements, together with the report of the Company's independent public accountants, are set forth beginning at page F-1 at the end of this Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure
            --------------------

            None.

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant
            --------------------------------------------------

            Except as set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, this information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2002, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2001, and is hereby incorporated by reference thereto.

Item 11.    Executive Compensation
            ----------------------

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2002, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2001, and is hereby incorporated by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2002, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2001, and is hereby incorporated by reference thereto.

Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2002, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2001, and is hereby incorporated by reference thereto.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ----------------------------------------------------------------

            (a)   The following documents are filed as part of this report.

            1.    Financial Statements                                         Page Reference
                  --------------------                                         --------------
                  Report of Independent Auditors                               F-1

                  Consolidated Balance Sheets as of December 31,               F-2
                    2001 and 2000

                  Consolidated Statements of Income for                        F-3
                    the years ended December 31, 2001, 2000,
                    and 1999

                  Consolidated Statements of Stockholders'                     F-4
                    Equity for the years ended December 31, 2001
                    2000, and 1999

                  Consolidated Statements of Cash Flows for                    F-5
                    the years ended  December 31, 2001, 2000, and 1999

                  Notes to Consolidated Financial Statements                   F-6

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

Exhibit No.
----------

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

    4.4 Opinion Research Corporation Designation of Series B Preferred Stock - Incorporated by reference to Exhibit 4.1 to the 2000 8-K.

    4.5 Opinion Research Corporation Designation of Series C Preferred Stock - Incorporated by reference to Exhibit 4.2 to the 2000 8-K.

  *10.1 Employment Agreement between the Registrant and John F. Short - Incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "1999 10-Q").

  *10.2 Employment Agreement between the Registrant and Douglas L. Cox dated January 23, 2002.

  *10.3 Employment Agreement between the Registrant and Frank J. Quirk dated January 25, 2002.

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

    *10.6 Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Terence W. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.1 to the 2000 8-K.

    *10.7 Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Gary M. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.2 to the 2000 8-K.

    *10.8 Employment Agreement between Macro International Inc. and Lewis D. Eigen dated October 31, 2000 - Incorporated by reference to Exhibit
             10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

    *10.9    1997 Stock Incentive Plan - Incorporated by reference to Exhibit
             10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

   *10.10 Amendment to the 1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the "2001 10-Q").

   *10.11 Opinion Research Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 8, 2000.

   *10.12 Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants - Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 25, 2000.

    10.13 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility) - Incorporated by reference to Exhibit 10.16 to the Form S-1.

    10.14 Lease dated August 27, 1993 between Carrollton Enterprises Associates Limited Partnership and Macro International, Inc. - Incorporated by reference to Exhibit 10.14 to the 1999 10-K.

    10.15 Lease and Lease Addendum dated February 24, 1995 between North Bethesda Associates Limited Partnership and Social and Health Services, Ltd. - Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

    10.16 First Amendment to Lease dated January 1, 1999 and Second Amendment to Lease dated September 15, 1999, between Bethesda Properties, L.L.C. and Social and Health Services, Ltd. - Incorporated by reference to Exhibit 10.16 to the 2000 10-K.

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

    10.19 Asset Purchase Agreement dated August 31, 2000 among the Registrant, ORC Consumer Inc., C/J Research, Inc. and the Stockholders of C/J Research, Inc. - Incorporated by reference to
             Exhibit 2.1 to the 2000 8-K.

    10.20 Stock Purchase Agreement dated October 31, 2000 among Macro International Inc., Opinion Research Corporation, and Lewis D. Eigen and Ramona E.F. Arnett - Incorporated by reference to Exhibit
             10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

    10.21 Waiver and Fifth Amendment to Credit Agreement dated October 4, 2001 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 2001 10-Q.

    10.22 Credit Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 1999 10-Q.

    10.23 Security Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.2 to the 1999 10-Q.

    10.24 Investment Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Investment Corporation, and Allied Capital Corporation. - Incorporated by reference to Exhibit 10.5 to the 1999 10-Q.

    10.25 Subordinated Debenture for $9.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Capital Corporation. - Incorporated by reference to Exhibit 10.7 to the 1999 10-Q.

    10.26 Subordinated Debenture for $5.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Investment Corporation. - Incorporated by reference to Exhibit 10.8 to the 1999 10-Q.

    10.27 Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation. - Incorporated by reference to Exhibit 10.9 to the 1999 10-Q.

    10.28 Amendment No.1 to Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to
             Exhibit 10.12 to the 2000 8-K.

    10.29 Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.10 to the 1999 10-Q.

    10.30 Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.11 to the 1999 10-Q.

    10.31 Purchase Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.5 to the 2000 8-K.

    10.32 Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.6 to the 2000 8-K.

    10.33 Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.7 to the 2000 8-K.

    10.34 Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.8 to the 2000 8-K.

    10.35 Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.9 to the 2000 8-K.

    10.36 Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.10 to the 2000 8-K.

    21       Subsidiaries of the Registrant.

    23       Consent of Ernst & Young LLP.


________________________________________________________________________________

* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this report

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OPINION RESEARCH CORPORATION


                                By:           /s/ John F. Short
                                    -----------------------------------------
                                           John F. Short, Chairman

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ John F. Short                   Chairman of the Board, Chief Executive Officer,
-----------------------------
John F. Short                       President and Director
                                    (Principal Executive Officer)

/s/ Douglas L. Cox                  Executive Vice President and Chief Financial Officer
-----------------------------
Douglas L. Cox                      (Principal Financial and Accounting Officer)

/s/ James A. Bulvanoski             Director
-----------------------------
James A. Bulvanoski

/s/ Dale J. Florio                  Director
-----------------------------
Dale J. Florio

/s/ John J. Gavin                   Director
-----------------------------
John J. Gavin

/s/ Stephen A. Greyser              Director
-----------------------------
Stephen A. Greyser

/s/ Seth J. Lehr                    Director
-----------------------------
Seth J. Lehr

/s/ Frank J. Quirk                  Executive Vice President and Director
-----------------------------
Frank J. Quirk

/s/ Lenard B. Tessler               Director
-----------------------------
Lenard B. Tessler

                        Report of Independent Auditors



The Board of Directors and Stockholders
Opinion Research Corporation

We have audited the accompanying consolidated balance sheets of Opinion Research Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opinion Research Corporation and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/  ERNST & YOUNG LLP


MetroPark, New Jersey
February 7, 2002

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                               December 31,
                                                                         -----------------------
                                                                             2001        2000
                                                                         ----------   ----------
                                          Assets
Current Assets:
    Cash and cash equivalents                                            $   2,355    $   3,235
    Accounts receivable:
       Billed                                                               24,729       27,162
       Unbilled services                                                    13,255       14,185
                                                                         ---------    ---------
                                                                            37,984       41,347
       Less: allowance for doubtful accounts                                   284          246
                                                                         ---------    ---------
                                                                            37,700       41,101
    Prepaid and other current assets                                         2,575        2,319
                                                                         ---------    ---------
Total current assets                                                        42,630       46,655

Property and equipment, net                                                  9,777        9,610
Intangibles, net                                                             3,532        4,924
Goodwill, net                                                               53,144       51,108
Other assets                                                                 3,833        3,660
                                                                         ---------    ---------
                                                                         $ 112,916    $ 115,957
                                                                         =========    =========

                           Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                     $   4,232    $   4,737
    Accrued expenses                                                         9,897       13,683
    Deferred revenues                                                        4,397        4,834
    Acquisition payable                                                         --        3,226
    Short-term borrowings                                                    4,500        3,002
    Other current liabilities                                                1,751        2,340
                                                                         ---------    ---------
Total current liabilities                                                   24,777       31,822

Long-term debt                                                              50,913       48,776
Deferred income taxes                                                           --          548
Other liabilities                                                              893          951

Redeemable Equity:
    Preferred stock:
      Series B - 10 shares designated, issued and outstanding,
         liquidation value of $10 per share                                     --           --
      Series C - 588,229 shares designated, none issued or outstanding          --           --
    Common stock, 1,176,458 shares issued and outstanding                    8,900        8,900

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized:
      Series A - 10,000 shares designated, none issued or outstanding           --           --
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,722,605 shares issued and 4,673,783 outstanding in 2001,
       and 4,474,412 shares issued and 4,436,554 outstanding in 2000            47           45
    Additional paid-in capital                                              18,581       17,473
    Retained earnings                                                        9,851        8,235
    Treasury stock, at cost, 48,822 shares in 2001, 37,858 in 2000            (261)        (186)
    Accumulated other comprehensive loss                                      (785)        (607)
                                                                         ---------    ---------
Total stockholders' equity                                                  27,433       24,960
                                                                         ---------    ---------
                                                                         $ 112,916    $ 115,957
                                                                         =========    =========

                See notes to consolidated financial statements.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
               (in thousands, except share and per share amounts)

                                                                     Year Ended December 31,
                                                            ---------------------------------------
                                                               2001           2000          1999
                                                            -----------   -----------   -----------
Revenues                                                    $   176,909   $   160,909   $   118,621
Cost of revenues                                                121,525       105,975        75,849
                                                            -----------   -----------   -----------
     Gross profit                                                55,384        54,934        42,772
Selling, general and administrative expenses                     38,128        36,004        28,502
Depreciation and amortization                                     8,431         7,278         5,807
                                                            -----------   -----------   -----------
     Operating income                                             8,825        11,652         8,463
Interest and other non-operating expenses, net                    5,413         5,681         4,005
                                                            -----------   -----------   -----------
     Income before income taxes and extraordinary loss            3,412         5,971         4,458
Provision for income taxes                                        1,796         2,667         1,944
                                                            -----------   -----------   -----------
Income before extraordinary loss                                  1,616         3,304         2,514
Extraordinary loss on debt refinancing,
     net of tax benefit of $60 in 1999                               --            --           (90)
                                                            -----------   -----------   -----------
Net income                                                  $     1,616   $     3,304   $     2,424
                                                            ===========   ===========   ===========

Income before extraordinary loss per common share:
  Basic                                                     $      0.28   $      0.70   $      0.59
                                                            ===========   ===========   ===========
  Diluted                                                   $      0.27   $      0.65   $      0.58
                                                            ===========   ===========   ===========

Extraordinary loss on debt refinancing per common share:
  Basic                                                     $        --   $        --   $     (0.02)
                                                            ===========   ===========   ===========
  Diluted                                                   $        --   $        --   $     (0.02)
                                                            ===========   ===========   ===========

Net income per common share:
  Basic                                                     $      0.28   $      0.70   $      0.57
                                                            ===========   ===========   ===========
  Diluted                                                   $      0.27   $      0.65   $      0.56
                                                            ===========   ===========   ===========

Weighted average common shares outstanding:
  Basic                                                       5,762,383     4,691,859     4,244,026
  Diluted                                                     5,991,566     5,053,217     4,331,700

                 See notes to consolidated financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                (in thousands)

                                                           Common stock           Additional
                                                     ------------------------       paid-in         Retained
                                                      Shares         Amount         capital         earnings
                                                     ---------     ----------     ------------     -----------
Balance, December 31, 1998                               4,282     $       42     $     14,216     $     2,507
Comprehensive income:
       Net income                                            -              -                -           2,424
       Other comprehensive income:
            Foreign currency translation
                 adjustments                                 -              -                -               -

       Comprehensive income
Exercise of stock options                                  148              1              912               -
Common stock redeemed for the
      exercise of stock options                           (137)             -             (936)              -
Compensation expense recognized
      for warrants issued                                    -              -              100               -
Warrants issued in association with
      debt refinancing                                       -              -            1,183               -
                                                     ---------     ----------     ------------     -----------
Balance, December 31, 1999                               4,293             43           15,475           4,931
Comprehensive income:
       Net income                                            -              -                -           3,304
       Other comprehensive income:
            Foreign currency translation
                 adjustments                                 -              -                -               -

       Comprehensive income
Exercise of stock options                                   37              -              168               -
Issuance of capital stock and warrants                     145              2            1,830               -
                                                     ---------     ----------     ------------     -----------
Balance, December 31, 2000                               4,475             45           17,473           8,235
Comprehensive income:
       Net income                                            -              -                -           1,616
       Other comprehensive income:
            Foreign currency translation
                 adjustments                                 -              -                -               -

       Comprehensive income
Exercise of stock options                                   13              -               29               -
Issuance of capital stock and warrants                     235              2            1,079
Treasury shares purchased                                    -              -                -               -
                                                     ---------     ----------     ------------     -----------
Balance, December 31, 2001                               4,723     $       47     $     18,581     $     9,851
                                                     =========     ==========     ============     ===========

                                                             Accumulated
                                                                other               Treasury stock                Total
                                                            comprehensive      ------------------------       stockholders'
                                                            income (loss)        Shares        Amount             equity
                                                         ------------------    ---------     ----------     ------------------
Balance, December 31, 1998                               $              112           38     $     (186)    $          16,691
Comprehensive income:
       Net income                                                         -            -              -                 2,424
       Other comprehensive income:
            Foreign currency translation
                 adjustments                                           (182)           -              -                  (182)
                                                                                                            -----------------
       Comprehensive income                                                                                             2,242
Exercise of stock options                                                 -            -              -                   913
Common stock redeemed for the
      exercise of stock options                                           -            -              -                  (936)
Compensation expense recognized
      for warrants issued                                                 -            -              -                   100
Warrants issued in association with
      debt refinancing                                                    -            -              -                 1,183
                                                         ------------------    ---------     ----------     -----------------
Balance, December 31, 1999                                              (70)          38           (186)               20,193
Comprehensive income:
       Net income                                                         -            -              -                 3,304
       Other comprehensive income:
            Foreign currency translation
                 adjustments                                           (537)           -              -                  (537)
                                                                                                            -----------------
       Comprehensive income                                                                                             2,767
Exercise of stock options                                                 -            -              -                   168
Issuance of capital stock and warrants                                    -            -              -                 1,832
                                                         ------------------    ---------     ----------     -----------------
Balance, December 31, 2000                                             (607)          38           (186)               24,960
Comprehensive income:
       Net income                                                         -            -              -                 1,616
       Other comprehensive income:
            Foreign currency translation
                 adjustments                                           (178)           -              -                  (178)
                                                                                                            -----------------
       Comprehensive income                                                                                             1,438
Exercise of stock options                                                 -            -              -                    29
Issuance of capital stock and warrants                                                                                  1,081
Treasury shares purchased                                                 -           11            (75)                  (75)
                                                         ------------------    ---------     ----------     -----------------
Balance, December 31, 2001                               $             (785)          49     $     (261)    $          27,433
                                                         ==================    =========     ==========     =================

                See notes to consolidated financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                            Year Ended December 31,
                                                                              --------------------------------------------------
                                                                                   2001              2000              1999
                                                                              --------------     -------------     -------------
Cash flows from operating activities:
   Net income                                                                 $        1,616     $       3,304     $       2,424
   Adjustments to reconcile net income to net cash
     from operating activities:
     Depreciation and amortization                                                     8,431             7,278             5,807
     Loss (gain) on disposal of fixed assets                                              (3)               63                 9
     Extraordinary loss                                                                    -                 -               150
     Provision for doubtful accounts                                                      38                 -               135
     Amortization of original issue discount included in interest expense                109                95               260
     Amortization of loan fees                                                           385               315               169
     Compensation expense recognized for issuance of warrants                              -                 -               100
     Deferred income taxes                                                              (688)             (964)             (835)
     Changes in operating assets and liabilities, net of effects from acquisitions,
        Billed accounts receivable                                                     2,372            (2,710)            3,269
        Unbilled services                                                                888            (1,582)           (6,509)
        Other assets                                                                    (692)              (58)              709
        Accounts payable                                                                (494)              (21)              (84)
        Accrued expenses                                                              (1,567)            4,980              (282)
        Deferred revenues                                                               (414)            1,244               777
        Other liabilities                                                               (631)             (941)              772
                                                                              --------------     -------------     -------------
      Net cash provided by operating activities                                        9,350            11,003             6,871
                                                                              --------------     -------------     -------------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                   (10,851)          (19,344)          (26,383)
   Proceeds from the sale of fixed assets                                                 30                 -               107
   Capital expenditures                                                               (3,934)           (4,440)           (3,563)
                                                                              --------------     -------------     -------------
      Net cash used in investing activities                                          (14,755)          (23,784)          (29,839)
                                                                              --------------     -------------     -------------

Cash flows from financing activities:
   Borrowings under line-of-credit agreement                                          31,514            31,233            23,769
   Repayments under line-of-credit agreement                                         (24,975)          (24,836)          (31,735)
   Issuance of notes payable                                                               -                 -            43,970
   Repayments of notes payable                                                        (3,000)           (2,051)          (12,355)
   Repayments under capital lease arrangements                                           (21)              (22)             (101)
   Redemption of acquisition stock options                                                 -            (2,000)                -
   Proceeds from issuance of capital stock, warrants, and options                      1,035            10,900             1,161
                                                                              --------------     -------------     -------------
      Net cash provided by financing activities                                        4,553            13,224            24,709
                                                                              --------------     -------------     -------------

Effect of exchange rate changes on cash and cash equivalents                             (28)              (16)                9
                                                                              --------------     -------------     -------------
Increase (decrease) in cash and cash equivalents                                        (880)              427             1,750
Cash and cash equivalents at beginning of period                                       3,235             2,808             1,058
                                                                              --------------     -------------     -------------
Cash and cash equivalents at end of period                                    $        2,355     $       3,235     $       2,808
                                                                              ==============     =============     =============

Non-cash investing and financing activities:
   Acquisition of equipment under capital lease                               $            -     $           -     $         107
                                                                              ==============     =============     =============

                See notes to consolidated financial statements.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001
              (in thousands, except share and  per share amounts)


1.  Summary of significant accounting policies

Nature of operations and basis of presentation

Opinion Research Corporation (the "Company" or "ORC") was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide primary market research, social research, information services, marketing services, and telemarketing. The Company assists its commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. The Company also performs public sector primary research and provides information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. The majority of the Company's governmental projects are in the areas of health, education, and international aid. The Company's telemarketing services consist principally of outbound customer acquisition services. The Company operates in three industry and three geographic segments.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions are eliminated upon consolidation.

Revenue recognition

The Company recognizes revenues on the percentage of completion method, which relies on a periodic determination of the ratio of costs incurred to total estimated contract costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a project can be made. Recognized revenue and profit are subject to revisions as the project progresses to completion. Revisions in profit estimates are reflected in operations in the period in which the facts that give rise to the revision become known. These revisions could be material to the Company's results of operations.

Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are billed based upon the achievement of specific events as defined by each contract including deliverables, timetables and incurrence of certain costs. Billing milestones vary by contract. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenues and are classified as a current liability. The Company grants credit primarily to large companies and government agencies and performs periodic credit evaluations of its clients' financial condition. The Company does not generally require collateral. Credit losses relating to clients consistently have been within management's expectations.

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

Impairment of long-lived assets

The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment is indicated, the carrying value of long-lived assets would be reduced to fair value.

Foreign currency translation

All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and revenues and expenses are translated using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income and are accumulated in stockholders' equity. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts.

Stock-based compensation

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee option plans. Under APB 25, no compensation expense is recognized at the time of the option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options is known and fixed at the grant date.

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

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


1.  Summary of significant accounting policies (continued)

Reclassification

Certain amounts in prior years have been reclassified to conform to the 2001 presentation.

2.  Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. The amortization provision of Statement 142 applies to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt
Statement 142 effective January 1, 2002.   Had the Company applied the non-
amortization provisions of Statement 142 for goodwill in 2001, the operating income for 2001 would have increased by approximately $3,400. Changes in the estimated useful lives of intangible assets are not expected to result in a material effect on net income in 2002. At the date of adoption, the Company will reclassify assembled workforce intangible assets with an unamortized balance of $864 to goodwill. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. Based on a preliminary analysis under the requirements of Statement 142, a potential goodwill impairment loss of approximately $250 to $300 in the Company's Mexican subsidiary may be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and changes the requirements for classification of discontinued operations. In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale.

The Company will adopt Statement 143 on January 1, 2003 and Statement 144 on January 1, 2002 with transition provisions for certain matters. The Company is currently evaluating the effects, if any, of these standards on the Company's financial position and results of operations.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.  Acquisitions

In January 1998, ORC ProTel, Inc. ("ProTel"), a newly created subsidiary of the Company, purchased certain assets (not including cash or accounts receivable) and assumed certain liabilities of Pro Tel Marketing, Inc. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed. The purchase price was comprised of a $10,000 cash payment and 400,000 options to purchase common shares of the Company's stock, with the provision that such options may, at the option of the holders, be returned to the Company for cash payment of $2,000 on the second anniversary of the closing. The fair value of these options was $1,691 at the acquisition date and $2,000 at December 31, 1999. In January 2000, these options were returned to the Company for a payment of $2,000. The fair value of the net assets acquired was $489. The Company incurred $543 of costs related to the acquisition. Identifiable intangible assets valued at $1,250 are being amortized using the straight-line method over a period of five years. The excess of the initial consideration paid over the estimated fair value of net assets and identifiable intangible assets acquired in the amount of $10,495, has been recorded as goodwill and was amortized using the straight-line method over a period of fifteen years prior to the adoption of Statement 142.

In addition, over the years 1998 through 2000, the sellers were eligible to earn up to an additional $10,000 of cash payments, contingent upon ProTel achieving certain targets for revenues and earnings before interest, income taxes, depreciation, and amortization. Based on 2000 and 1999 operating results, additional payments totaling $3,226 and $2,897 were made to the principals and broker in March 2001 and 2000, respectively. The additional consideration has been recorded as goodwill and was amortized over the remaining life of the original goodwill prior to the adoption of Statement 142.

On April 30, 1999, the Company completed the purchase of all outstanding shares of stock of Macro International Inc. ("Macro"). The purchase price was comprised of a $22,300 cash payment and approximately $1,010 of additional costs related to the acquisition. The fair value of the net assets acquired was $8,742. Identifiable intangible assets valued at $2,960 are being amortized using the straight-line method over a period of five years. The excess of the initial consideration paid over the estimated fair value of net assets and identifiable intangible assets acquired in the amount of $11,608, has been recorded as goodwill and was amortized using the straight-line method over a period of twenty years prior to the adoption of Statement 142.

Based upon Macro's operating results for period ended April 30, 2000, an additional payment of $3,200 was made to the sellers in July 2000. In 2001, an additional payment of $5,500 was due to the sellers based on Macro's operating results for the 12-month period ended April 30, 2001. In July 2001, the Company paid $500 in cash and issued a promissory note to the previous Macro shareholders which deferred the remaining payment from July 31, 2001 to November 1, 2001. The principal amount of the note was $5,000, with interest at a rate of 10% per annum. Both the principal amount and the accrued interest were paid in October 2001.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.  Acquisitions (continued)

On August 31, 2000, the Company acquired substantially all of the assets of C/J Research, Inc. ("C/J"). The purchase price was comprised of a $9,225 cash payment and approximately $325 of additional costs related to the acquisition. The fair value of the net assets acquired was $637. Identifiable intangible assets valued at $1,300 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets and identifiable intangible assets acquired in the amount of $7,613, has been recorded as goodwill and was amortized using the straight-line method over a period of twenty years prior to the adoption of Statement 142.

Pursuant to a Stock Purchase Agreement dated October 31, 2000, the Company, through its wholly owned subsidiary Macro, acquired all of the outstanding shares of stock of Social & Health Services, Ltd. ("SHS"), a communications and information management company based in Rockville, Maryland. The purchase price was comprised of $3,750 in cash, 144,990 shares of the Company's common stock valued at $1,000, and approximately $180 of other acquisition related costs.
The fair value of the net assets acquired was $2,340. Identifiable intangible assets valued at $594 are being amortized using the straight-line method over a period of five years. The excess consideration paid over the estimated fair value of net assets and identifiable intangible assets acquired in the amount of $1,996, has been recorded as goodwill and was amortized using the straight-line method over a period of twenty years prior to the adoption of Statement 142.

The unaudited pro forma results of operations for the years ended December 31, 2000 and 1999, which assumes the consummation of Macro, C/J, and SHS purchases as of January 1, 1999, are as follows:

                                               2000          1999
                                            ----------    ----------

     Revenues                                $180,173      $165,340
     Income before extraordinary loss        $  4,276      $  2,895
     Net income                              $  4,276      $  2,805

     Income before extraordinary loss
      per share:
          Basic                              $   0.76      $   0.52
          Diluted                            $   0.72      $   0.51

     Net income per share:
          Basic                              $   0.76      $   0.50
          Diluted                            $   0.72      $   0.50

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.  Acquisitions (continued)

The pro forma net income includes adjustments for amortization of goodwill and identifiable intangible assets, interest expense, and the related income tax effects of such adjustments.

4.  Accounts Receivable

Accounts receivable consists of the following:

                                                                    December 31,
                                                            ---------------------------
                                                               2001              2000
                                                            ---------          --------
       Billed receivables:
         U.S. governmental departments and agencies         $  11,160          $ 11,276
         Commercial clients & other                            13,569            15,886
                                                            ---------          --------
                                                               24,729            27,162
                                                            ---------          --------
       Unbilled receivables:
         U.S. governmental departments and agencies             8,743             6,748
         Commercial clients & other                             4,512             7,437
                                                            ---------          --------
                                                               13,255            14,185
                                                            ---------          --------
       Accounts receivable, gross                              37,984            41,347
       Less: allowance for doubtful accounts                      284               246
                                                            ---------          --------
       Accounts receivable, net                             $  37,700          $ 41,101
                                                            =========          ========

No single client constituted more than 10% of net accounts receivable at December 31, 2001. One client in the Company's social research business constituted 12% of net accounts receivable at December 31, 2000. In 2001, approximately 48% of the Company's revenue was generated by providing services to various U.S. government departments and agencies.

5.  Property and equipment

Property and equipment consists of the following:

                                                                    December 31,
                                                            ---------------------------
                                                               2001              2000
                                                            ---------          --------
       Leasehold improvements                               $   3,863          $  3,393
       Computer equipment and software                         16,881            15,132
       Furniture, fixtures, and equipment                       6,693             6,105
       Equipment under capital lease obligations                  139               162
                                                            ---------          --------
                                                               27,576            24,792
       Less accumulated depreciation and amortization          17,799            15,182
                                                            ---------          --------
       Property and equipment, net                          $   9,777          $  9,610
                                                            =========          ========

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.  Property and equipment (continued)

Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $3,671, $3,626, and $3,053, respectively.

6.  Intangible assets

Intangible assets are as follows:

                                                        December 31,
                                                   --------------------
                                                     2001        2000
                                                   --------    --------
          Intangible assets                        $ 9,763     $ 9,777
          Less accumulated amortization              6,231       4,853
                                                   -------     -------
          Intangible assets, net                   $ 3,532     $ 4,924
                                                   =======     =======

          Goodwill                                 $63,663     $58,239
          Less accumulated amortization             10,519       7,131
                                                   -------     -------
          Goodwill, net                            $53,144     $51,108
                                                   =======     =======

Amortization expense for the years ended December 31, 2001, 2000, and 1999 was $4,760, $3,652, and $2,754, respectively.

7.  Income taxes

For financial reporting purposes, income before income taxes and extraordinary loss consists of the following:

                                           Year Ended December 31,
                                     ---------------------------------
                                       2001        2000         1999
                                     -------      -------      -------
          United States              $ 3,497      $ 6,044      $ 4,373
          Foreign                        (85)         (73)          85
                                     -------      -------      -------
                                     $ 3,412      $ 5,971      $ 4,458
                                     =======      =======      =======

The provision (benefit) for income taxes, excluding amounts related to extraordinary loss, consists of the following:

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Income taxes (continued)

                                            Year Ended December 31,
                                       -------------------------------
                                         2001       2000        1999
                                       -------     -------     -------
          Current:
               Federal                 $ 1,662     $ 2,898     $ 1,010
               State                       610         593         274
               Foreign                     212         140          86
                                       -------     -------     -------
               Total current             2,484       3,631       1,370
                                       -------     -------     -------

          Deferred:
               Federal                    (308)       (732)        379
               State                      (380)       (212)        167
               Foreign                      --         (20)         28
                                       -------     -------     -------
               Total deferred             (688)       (964)        574
                                       -------     -------     -------
                                       $ 1,796     $ 2,667     $ 1,944
                                       =======     =======     =======

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes and extraordinary loss is as follows:

                                                                    Year Ended December 31,
                                                                -----------------------------
                                                                 2001        2000      1999
                                                                -------    -------    -------
          Statutory rate applied to pre-tax income              $ 1,160    $ 2,030    $ 1,516
          Add (deduct):
               State income taxes, net of federal benefit           403        391        291
               Foreign operating losses for which a tax
                 benefit has not been recorded                       42         70         85
               Effect of non-deductible goodwill amortization       449        362        251
               Effect of other non-deductible expenses               58         44         36
               Tax credits                                         (160)      (165)      (100)
               Other                                               (156)       (65)      (135)
                                                                -------    -------    -------
                                                                $ 1,796    $ 2,667    $ 1,944
                                                                =======    =======    =======

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.  Income taxes (continued)

The Company's deferred tax liabilities and assets consist of the following temporary differences:

                                                      December 31,
                                                  -------------------
                                                    2001       2000
                                                  --------   --------
          Deferred tax liabilities:
             Intangibles                          $  (641)   $  (811)
             Other assets                            (598)      (712)
                                                  -------    -------
                Total deferred tax liabilities     (1,239)    (1,523)
                                                  -------    -------
          Deferred tax assets:
             Reserves for doubtful accounts            87         76
             Fixed assets                              98        147
             Intangibles                              472        312
             Compensation                             624        519
             Accrued expenses                         253        318
             Valuation allowance                       --        (95)
             Other                                    313         76
                                                  -------    -------
                Total deferred tax assets           1,847      1,353
                                                  -------    -------
          Net deferred tax assets (liabilities)   $   608    $  (170)
                                                  =======    =======

At December 31, 2001 and 2000, the Company has net current deferred tax assets in the amount of $439 and $378, respectively, which are reported in the balance sheet in prepaid and other current assets. At December 31, 2001, the Company has net long-term deferred tax assets in the amount of $169, which are included in the balance sheet in other non-current assets. Income taxes paid in the U.S. in 2001, 2000, and 1999 were $3,205, $3,166, and $968, respectively. Income taxes paid in the U.K. in 2001, 2000, and 1999 were $114, $0, and $39, respectively.

8.  Debt

Debt consists of the following:

                                                               December 31,
                                                            -----------------
                                                              2001      2000
                                                            -------   -------
          Working capital facilities                        $17,189   $10,650
          Notes payable                                      38,224    41,128
                                                            -------   -------
          Total debt                                         55,413    51,778
          Less current maturities                             4,500     3,002
                                                            -------   -------
          Long-term portion                                 $50,913   $48,776
                                                            =======   =======

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8.  Debt (continued)

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

On October 4, 2001, the Company amended its Senior Facility increasing the amount available under the revolving credit to up to $24,000 and to shorten the maturity for both the revolving credit and the term notes to June 1, 2004 from May 31, 2005 (the "Amendment"). Additionally, the Amendment provides an increase in interest rate to LIBOR plus 325 basis points or the financial institution's designated base rate plus 200 basis points. As of December 31, 2001, the Company had approximately $6,811 of additional credit available under the amended facility.

In conjunction with the Amendment, the Company incurred additional costs of $458, which has been recorded as other long-term assets in the Company's consolidated financial statements and, together with the previously unamortized loan fees of $611, are being amortized over the remaining term of the facility under the new Amendment.

In May 1999, the Company also issued $15,000 of subordinated debentures to a financial institution. In exchange for consideration received in connection with this debt, the Company also issued warrants to purchase a maximum of 437,029 shares of the Company's common stock at an exercise price of $5.422 per share. The warrants are exercisable from the date of issuance and expire in 2007. The Company incurred costs of $988 which are recorded as other long-term assets in the Company's consolidated financial statements and are being amortized over the term of the facility. The subordinated financing has an eight-year term and a coupon rate of 12%. The carrying value of such debt, $14,224 at December 31, 2001, is included in notes payable in the previously presented debt table.

Aggregate maturities of debt for the years ending December 31 are as follows:


           2002...........................................             $ 4,500
           2003...........................................               6,000
           2004...........................................              30,689
           2005...........................................               3,750
           2006...........................................               7,500
           Thereafter.....................................               3,750

The Company paid interest of $4,960, $5,500, and $2,123 for the years ended December 31, 2001, 2000, and 1999, respectively.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



9.   Leases

Future minimum payments required under capital and operating leases that have noncancelable lease terms in excess of one year are as follows:

                                                                     Capital          Operating
                                                                     Leases             Leases
                                                                    ---------       -------------
              2002..........................................        $      29       $       8,928
              2003..........................................               25               8,225
              2004..........................................                -               7,168
              2005..........................................                -               5,089
              2006..........................................                -               4,498
              Thereafter....................................                -               4,115
                                                                    ---------       -------------
              Total minimum lease payments..................        $      54       $      38,023
                                                                                    =============
              Less amounts representing interest............                5
                                                                    ---------
              Capitalized lease obligations.................        $      49
                                                                    =========

At December 31, 2001, the current and non-current portions of capital lease obligations of $21 and $28, respectively, were recorded in the balance sheet in other current and other non-current liabilities, respectively. Rent expense under operating leases was $7,935, $6,006, and $4,768, for the years ended December 31, 2001, 2000 and 1999, respectively. Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on similar properties.

10.  Benefit plans

The Company maintains a defined contribution pension and profit sharing plan covering substantially all domestic employees ("the ORC Plan") except for Macro and SHS, which maintained separate profit sharing and 401(k) plans (the "Macro Plans" and the "SHS Plans"). As of December 31, 2001, under both the ORC and the Macro Plans, employees may contribute up to 15% of their annual salary but not to exceed the maximum allowable under the Internal Revenue Code. Effective January 1, 2002, the salary deferral percentage is increased to 25%. The respective Board of Directors may elect to match employees' contributions or contribute to the profit sharing plan. The ORC Plan assets included 161,625 and 206,625 shares of common stock of the Company as of December 31, 2001 and 2000, respectively. The Company contributed $341, $200, and $250 to the ORC Plan in 2001, 2000, and 1999, respectively. Under the Macro Plans, the Company contributed $1,300, $1,593 and $765 in 2001, 2000 and 1999, respectively. In 2001, the Company contributed $365 to the SHS Plans.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



11.  Redeemable equity

On July 19, 2001, guidance was issued in EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, which requires securities with redemption features, including those that become exercisable only upon a change-in-control, be classified outside of permanent equity. As described in the paragraphs below, certain of the Company's equity instruments purchased by LLR on September 1, 2000 contain such change-in-control redemption rights. Accordingly, the Company reclassified its consolidated balance sheet as of December 31, 2000 in its quarterly financial statements to report redeemable equity and reduce stockholders' equity in the amount of $8,900.

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

At any time after the fifth anniversary of the closing, LLR may exchange each share of Common Stock for one-half of a share of the Company's Series C Preferred Stock. After conversion, the holders of Series C Preferred Stock are entitled to receive cumulative quarterly cash dividends at an annual rate of $2.04 per share. In the event of liquidation, each share of the Series C Preferred Stock is entitled to a liquidation preference of $17.00 per share plus all accrued and unpaid dividends. Each share of Series C Preferred Stock is convertible at all times into two shares of Common Stock.

The holders of Series C Preferred Stock are entitled to vote on all matters before the common holders, as a single class with the Common Stock, on an as if converted basis. Additionally, holders of Series C Preferred Stock as a class, may also nominate and elect two additional directors to the Company's Board of Directors, subject to LLR maintaining certain specified ownership percentages.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



11.  Redeemable equity (continued)

In the event of (i) the sale of substantially all of the assets of the Company,
(ii) any consolidation or merger of the Company into another corporation or entity in which the stockholders of the Company immediately prior to such transaction hold less than 50% of the Company's voting power immediately after such transaction, or (iii) any transactions in which in excess of 50% of the Company's voting power is transferred to one or more affiliated persons, the holders of the Series B Preferred Stock and the Series C Preferred Stock may require the Company to redeem such securities at their liquidation preferences of $10.00 and $17.00 per share, respectively. Because such redemption features are not solely within the control of the Company, the Series B Preferred Stock and the 1,176,458 shares of Common Stock held by LLR (which may be exchanged into shares of Series C Preferred Stock), have been presented outside of stockholders' equity in the Company's consolidated balance sheets.

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

The Company may call, solely at its discretion, the outstanding shares of Series C Preferred Stock at any time at a per share amount equal to the greater of the fair market value or the liquidation preference multiplied by 25% per annum, compounded annually from September 30, 2000, plus any accrued but unpaid dividends per share.

12.  Stock options

The Company maintains a 1997 Stock Incentive Plan that provides for the grant of up to 1,625,000 options to purchase common stock to directors and key employees of the Company. In May 2001, the 1997 Stock Incentive Plan was amended to increase the number of shares available for grant from 1,125,000 to 1,625,000. The exercise price of options granted to employees under this plan is at least equal to the fair market value of the stock on the date of grant and is exercisable for seven years. Options granted under this plan vest equally over a three-year period.

Under the 1997 Stock Incentive Plan as amended, each Non-employee Director is granted options to acquire the "formula number" of shares of common stock on January 2nd of each year. The option exercise price for these options is equal to the fair market value of the underlying shares on the date of the grant.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12.  Stock options (continued)

These options become exercisable on the first anniversary of the date of grant provided the Non-employee Director is a member of the Board of Directors on that date. The options granted under this provision are non-qualified stock options.

For 2001, 2000 and 1999, all outside directors were granted the "formula number" of 5,000 shares. In addition, each director who chaired a committee was granted options to purchase an additional 5,000 shares of the Company's common stock.

Non-employee Directors' options terminate seven years from the date of grant or the first anniversary after the optionee ceases to serve as a member of the Board of Directors for any reason. Any options of a Non-employee Director that are not exercisable when he or she ceases to serve as a member of the Board of Directors will terminate as of the termination of the Non-employee Director's service on the Board of Directors.

Stock option transactions were as follows:

                                                                                        Weighted
                                                                     Number              Average
                                                                    of Shares         Exercise Price
                                                                --------------        --------------
               Outstanding Balance at December 31, 1998              1,169,706        $     5.64

               1999
               ----
               Granted                                                  50,000        $     5.35
               Canceled                                               (117,332)       $     5.56
               Exercised                                              (147,582)       $     6.18
                                                                --------------
               Outstanding Balance at December 31, 1999                954,792        $     5.55

               2000
               ----
               Granted                                                 264,000        $     8.75
               Canceled                                                (76,859)       $     6.18
               Exercised                                              (118,300)       $     5.01
                                                                --------------
               Outstanding Balance at December 31, 2000              1,023,633        $     6.39

               2001
               ----
               Granted                                                 124,000        $     6.49
               Canceled                                                (26,224)       $     7.01
               Exercised                                               (39,500)       $     5.06
                                                                --------------
               Outstanding Balance at December 31, 2001              1,081,909        $     6.43
                                                                ==============

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Stock options (continued)

In December 1997, 200,000 non-plan options were granted to three senior executives. These non-plan options were issued with an exercise price equal to the market value of the stock at the date of grant. As of December 31, 2001, 110,000 of the December 1997 non-plan options were issued and outstanding. In January 2000, an additional 90,000 non-plan options were granted to a senior executive and were outstanding as of December 31, 2001. All such non-plan options have a vesting period of three years and a life of seven years. All non-plan options are included in the previously presented option table.

Options exercisable at December 31, 2001, 2000, and 1999 were 785,410, 705,399 and 736,960, respectively. Exercise prices for options outstanding as of December 31, 2001 for the plan ranged from $3.63 to $8.875 per share. The weighted average remaining term of the outstanding options is 3.81 years. As of December 31, 2001, there were 467,709 shares available for grant under the 1997 Stock Incentive Plan.

In accordance with the provisions of statement 123, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by statement 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                         2001           2000           1999
                                                       ---------      ---------      ---------
     Net income - as reported...................       $   1,616      $   3,304      $   2,424
     Net income - pro forma.....................       $   1,193      $   2,836      $   2,239
     Basic earnings per share - as reported.....       $     .28      $     .70      $     .57
     Basic earnings per share - pro forma.......       $     .21      $     .60      $     .53
     Diluted earnings per share - as reported...       $     .27      $     .65      $     .56
     Diluted earnings per share - pro forma.....       $     .20      $     .56      $     .52

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          2001           2000           1999
                                                       ---------      ---------      ---------
          Expected dividend yield ..............               0%             0%             0%
          Expected stock price volatility.......            62.9%          66.8%          63.1%
          Risk-free interest rate ..............             5.1%           6.3%           5.4%
          Expected life of options .............          7 years        7 years        7 years

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



12.  Stock options (continued)

The weighted average fair value of options granted during 2001, 2000, and 1999 was $4.34, $6.12 and $3.56 per share, respectively.

The Company has 1,442,529 and 1,432,529 warrants issued and outstanding with a weighted average exercise price of $8.79 as of December 31, 2001 and 2000, respectively. These warrants are immediately exercisable.

At December 31, 2001, the Company has reserved an aggregate of 3,967,529 shares of common stock for issuance upon the exercise or conversion of all outstanding securities and the purchase of common stock under various stock purchase plans (see Note 13).

13.  Stock purchase plans

In May 2001, the Company's stockholders approved the adoption of the Opinion Research Corporation Employee Stock Purchase Plan (the "Qualified Plan"), the Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants (the "Non-Qualified Plan"), and the ORC Holdings, Ltd. Employee Share Ownership Plan (the "U.K. Plan"). The Company has reserved, under the Qualified Plan, Non-Qualified Plan and the U.K. Plan, 500,000, 200,000 and 200,000 shares, respectively, of the Company's common stock for future issuance. These plans allow eligible employees and non-employee directors, and consultants who meet certain qualifications to purchase the Company's common stock at 85% of the lower of the fair market value at the beginning or end of each offering period. For the year ended December 31, 2001, there were 142,767, 63,664, and 8,380 shares purchased under the Qualified Plan, Non-Qualified Plan, and the U.K. Plan, respectively.

14.  Interest rate instruments

At December 31, 2000, the Company had an interest rate cap agreement outstanding for a notional amount of $3,000. This agreement expired in January 2001. The Company does not currently utilize any interest rate derivative financial instruments.

15.  Segments

The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has four reportable segments: U.S. Market Research, U.K. Market Research, Teleservices, and Social Research. There were no significant inter-segment events which materially affected the consolidated financial statements. The Company measures segment profits as operating profit, which is defined as income before interest and other non-operating expenses and income taxes.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.  Segments (continued)

Information on segments and a reconciliation to the consolidated total, are as follows:


                                   U.S. Market       U.K. Market                   Social     Total
                                     Research          Research    Teleservices   Research   Segments     Other      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2001:
----------------------------

Revenues from external customers   $ 41,271        $ 18,369        $ 18,466      $ 95,302   $173,408      $  3,501    $176,909
Depreciation and amortization         2,427             721           2,164         2,954      8,266           165       8,431
Operating income (loss)              (1,214)            935           2,401         7,357      9,479          (654)      8,825
Interest and other non-operating
   expenses, net                                                                                             5,413       5,413
Income before income taxes                                                                                            $  3,412
Total assets                       $ 30,348        $  9,597        $ 20,220      $ 49,692   $109,857      $  3,059    $112,916
Capital expenditures               $  1,515        $    297        $    461      $  1,474   $  3,747      $    187    $  3,934


Year Ended December 31, 2000:
----------------------------

Revenues from external customers   $ 37,807        $ 16,956        $ 19,744      $ 83,011   $157,518      $  3,391    $160,909
Depreciation and amortization         2,047             736           1,873         2,469      7,125           153       7,278
Operating income (loss)               1,500             727           2,851         6,664     11,742           (90)     11,652
Interest and other non-operating
   expenses, net                                                                                             5,681       5,681
Income before income taxes                                                                                            $  5,971
Total assets                       $ 33,565        $  9,369        $ 22,564      $ 48,010   $113,508      $  2,449    $115,957
Capital expenditures               $  1,573        $    297        $    651      $  1,744   $  4,265      $    175    $  4,440


Year Ended December 31, 1999:
-----------------------------

Revenues from external customers   $ 36,915        $ 15,411        $ 16,907      $ 44,961   $114,194      $  4,427    $118,621
Depreciation and amortization         1,906             750           1,442         1,568      5,666           141       5,807
Operating income                      3,227             174           1,965         2,815      8,181           282       8,463
Interest and other non-operating
   expenses, net                                                                                             4,005       4,005
Income before income taxes and
   extraordinary loss                                                                                                 $  4,458
Total assets                       $ 22,163        $  9,829        $ 20,072      $ 37,559   $ 89,623      $  2,343    $ 91,966
Capital expenditures               $    632        $  1,414        $  1,094      $    438   $  3,578      $     92    $  3,670

--------------------------------------------------------------------------------

International long-lived assets are $5,264, $5,746 and $6,444 in 2001, 2000, and 1999, respectively. In 2001, 2000 and 1999, revenues from one customer of the Company's Social Research segment represented $18,980, $21,623 and $12,592 of the Company's total revenues, respectively. Revenues in the "Other" category were generated from the Company's Asia and Mexico operations. As these segments are not significant, results are not presented separately.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


16.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Years Ended December 31,
                                                        ---------------------------------------------
                                                             2001            2000            1999
                                                        -------------    ------------    ------------
Numerator:
   Income before extraordinary loss                     $       1,616    $      3,304    $      2,514
                                                        -------------    ------------    ------------
   Numerator for basic and diluted earnings per share   $       1,616    $      3,304    $      2,514
                                                        =============    ============    ============
Denominator:
   Denominator for basic earnings per share,
      Weighted-average shares                                   5,762           4,692           4,244
      Effect of dilutive stock options                            230             361              88
                                                        -------------    ------------    ------------
   Denominator for diluted earnings per share
      Adjusted weighted-average shares                          5,992           5,053           4,332
                                                        =============    ============    ============

Basic earnings per share                                $         .28    $        .70    $        .59
                                                        =============    ============    ============
Diluted earnings per share                              $         .27    $        .65    $        .58
                                                        =============    ============    ============

17.  Selected quarterly financial information (unaudited)

                                            Fourth          Third           Second           First
                                            Quarter        Quarter          Quarter         Quarter
                                          -----------   -------------    ------------    ------------
2001
----
Revenues                                  $  43,972     $   41,943       $  45,159       $  45,835
Gross profit                              $  13,209     $   13,042       $  14,148       $  14,985
Net income                                $     188     $        5       $     354       $   1,069
Earnings per common share:
     Basic                                $    0.03     $     0.00       $    0.06       $    0.19
     Diluted                              $    0.03     $     0.00       $    0.06       $    0.18

2000
----
Revenues                                  $  43,678     $   37,661       $  40,659       $  38,911
Gross profit                              $  15,042     $   13,085       $  13,492       $  13,315
Net income                                $     909     $      777       $     834       $     784
Earnings per common share:
     Basic                                $    0.16     $     0.17       $    0.19       $    0.18
     Diluted                              $    0.16     $     0.16       $    0.18       $    0.16

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)



18.  Split-dollar life insurance

The Company has entered into an agreement with a trust established in the name of an officer of the Company. Under the agreement, the Company pays certain premiums on the life insurance policy on the officer, to which the trust is the beneficiary. The Company has been assigned certain rights to the assets of the trust as collateral for the premium paid on this life insurance policy. The amount paid by the Company for the premiums on this policy was $46 for both years ended December 31, 2001 and 2000.

The cumulative premiums paid are recorded in other assets in the accompanying consolidated balance sheets. In the event the policy is terminated, the officer has guaranteed the repayment of the amount due from the trust, and has pledged certain personal assets to the Company to collateralize such guarantee.

19.  Extraordinary loss

The Company recorded an extraordinary loss, net of tax benefits, of $90 in 1999. This non-cash charge was a result of the write-off of unamortized loan origination fees in connection with debt refinancing in 1999.

20.  Joint Ventures

The Company entered into a joint venture agreement during 2001 for the purpose of developing new research-based products. Through the end of 2002, it is expected that the Company will fund up to $1,000 in cash or services related to the joint venture. All amounts funded will be charged to expense. The Company expensed approximately $70 in 2001.

                Schedule II - Valuation and Qualifying Accounts
                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           (in Thousands of Dollars)
--------------------------------------------------------------------------------

Rule 12-09. Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                     -----------------------------
                                       Balance at     Charged to       Charged to                      Balance
                                       beginning        costs        other accounts    Deductions -     at end
          Description                  of period     and expenses      - describe       describe      of period
------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001:
 Deducted from asset account:
   Allowance for Doubtful Accounts      $   246        $    148                        $   110 (1)    $    284
   Accumulated Amortization:
     Goodwill                             7,131           3,388                                         10,519
     Intangible Assets                    4,853           1,378                                          6,231
                                        -------        --------                        -------        --------
   Totals                               $12,230        $  4,914                        $   110        $ 17,034
                                        =======        ========                        =======        ========

Year ended December 31, 2000:
 Deducted from asset account:
   Allowance for Doubtful Accounts      $   259        $      -                        $    13 (1)    $    246
   Accumulated Amortization:
     Capitalized Production Costs         1,076               -                          1,076 (2)           -
     Goodwill                             4,657           2,604                            130 (3)       7,131
     Intangible Assets                    3,805           1,048                                          4,853
                                        -------        --------                        -------        --------
   Totals                               $ 9,797        $  3,652                        $ 1,219        $ 12,230
                                        =======        ========                        =======        ========

Year ended December 31, 1999:
 Deducted from asset account:
   Allowance for Doubtful Accounts      $   209        $    151                        $   101 (1)    $    259
   Accumulated Amortization:
     Capitalized Production Costs         1,009              67                                          1,076
     Goodwill                             2,848           1,809                                          4,657
     Intangible Assets                    3,004             801                                          3,805
                                        -------        --------                        -------        --------
   Totals                               $ 7,070        $  2,828                        $   101        $  9,797
                                        =======        ========                        =======        ========

--------------------------------------------------------------------------------
(1) Uncollectible accounts written-off
(2) Fully amortized asset written-off
(3) Adjustment of original goodwill amount for certain acquisitions

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

    4.4 Opinion Research Corporation Designation of Series B Preferred Stock - Incorporated by reference to Exhibit 4.1 to the 2000 8-K.

    4.5 Opinion Research Corporation Designation of Series C Preferred Stock - Incorporated by reference to Exhibit 4.2 to the 2000 8-K.

  *10.1 Employment Agreement between the Registrant and John F. Short - Incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "1999 10-Q").

  *10.2 Employment Agreement between the Registrant and Douglas L. Cox dated January 23, 2002.

  *10.3 Employment Agreement between the Registrant and Frank J. Quirk dated January 25, 2002.

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

  *10.6 Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Terence W. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.1 to the 2000 8-K.

  *10.7 Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Gary M. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.2 to the 2000 8-K.

  *10.8 Employment Agreement between Macro International Inc. and Lewis D. Eigen dated October 31, 2000 - Incorporated by reference to Exhibit
             10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  *10.9      1997 Stock Incentive Plan - Incorporated by reference to Exhibit
             10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 *10.10 Amendment to the 1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the "2001 10-Q").

 *10.11 Opinion Research Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 8, 2000.

 *10.12 Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants - Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 25, 2000.

  10.13 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility) - Incorporated by reference to Exhibit 10.16 to the Form S-1.

  10.14 Lease dated August 27, 1993 between Carrollton Enterprises Associates Limited Partnership and Macro International, Inc. - Incorporated by reference to Exhibit 10.14 to the 1999 10-K.

  10.15 Lease and Lease Addendum dated February 24, 1995 between North Bethesda Associates Limited Partnership and Social and Health Services, Ltd. - Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

  10.16 First Amendment to Lease dated January 1, 1999 and Second Amendment to Lease dated September 15, 1999, between Bethesda Properties, L.L.C. and Social and Health Services, Ltd. - Incorporated by reference to Exhibit 10.16 to the 2000 10-K.

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

  10.19 Asset Purchase Agreement dated August 31, 2000 among the Registrant, ORC Consumer Inc., C/J Research, Inc. and the Stockholders of C/J Research, Inc. - Incorporated by reference to
             Exhibit 2.1 to the 2000 8-K.

  10.20 Stock Purchase Agreement dated October 31, 2000 among Macro International Inc., Opinion Research Corporation, and Lewis D. Eigen and Ramona E.F. Arnett - Incorporated by reference to Exhibit
             10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  10.21 Waiver and Fifth Amendment to Credit Agreement dated October 4, 2001 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 2001 10-Q.

  10.22 Credit Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 1999 10-Q.

  10.23 Security Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.2 to the 1999 10-Q.

  10.24 Investment Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Investment Corporation, and Allied Capital Corporation. - Incorporated by reference to Exhibit 10.5 to the 1999 10-Q.

  10.25 Subordinated Debenture for $9.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Capital Corporation. - Incorporated by reference to Exhibit 10.7 to the 1999 10-Q.

  10.26 Subordinated Debenture for $5.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Investment Corporation. - Incorporated by reference to Exhibit 10.8 to the 1999 10-Q.

  10.27 Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation. - Incorporated by reference to Exhibit 10.9 to the 1999 10-Q.

  10.28 Amendment No.1 to Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to
             Exhibit 10.12 to the 2000 8-K.

  10.29 Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.10 to the 1999 10-Q.

  10.30 Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.11 to the 1999 10-Q.

  10.31 Purchase Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.5 to the 2000 8-K.

  10.32 Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.6 to the 2000 8-K.

  10.33 Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.7 to the 2000 8-K.

  10.34 Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.8 to the 2000 8-K.

  10.35 Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.9 to the 2000 8-K.

  10.36 Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.10 to the 2000 8-K.

  21         Subsidiaries of the Registrant.

  23         Consent of Ernst & Young LLP.


________________________________________________________________________________


* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this report