Form 10-Q
period 2002-03-31
OPINION RESEARCH CORP
filed 2002-05-13
CIK 911673

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Quarterly Period Ended March 31, 2002

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Period from : ____________ to ____________

                         Commission file number 0-22554
                                                -------

                          OPINION RESEARCH CORPORATION
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                   22-3118960
----------------------------------------------       --------------------------
          (State of incorporation)                        (I.R.S. Employer
                                                          Identification No.)


             23 Orchard Road
              Skillman, NJ                                     08558
-----------------------------------------------      ---------------------------
  (Address of principal executive offices)                    (Zip Code)

                                  908-281-5100
    -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes    X               No  ________
   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 5,898,676 shares as of March 31, 2002

                                      INDEX

                  Opinion Research Corporation and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

           Consolidated balance sheets - March 31, 2002 and December 31, 2001

           Consolidated statements of income - Three months ended March 31, 2002 and 2001

           Consolidated statements of cash flows - Three months ended March 31, 2002 and 2001

           Notes to consolidated financial statements - March 31, 2002

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                                                         March 31,           December 31,
                                                                                           2002                  2001
                                                                                     ------------------    -----------------
                                                            Assets
Current Assets:
    Cash and cash equivalents                                                           $        1,237          $      2,355
    Accounts receivable:
       Billed                                                                                   23,814                24,729
       Unbilled services                                                                        14,405                13,255
                                                                                        --------------          ------------
                                                                                                38,219                37,984
       Less: allowance for doubtful accounts                                                       264                   284
                                                                                        --------------          ------------
                                                                                                37,955                37,700
    Prepaid and other current assets                                                             3,481                 2,575
                                                                                        --------------          ------------
Total current assets                                                                            42,673                42,630

Property and equipment, net                                                                      9,390                 9,777
Intangibles, net                                                                                 2,414                 3,532
Goodwill, net                                                                                   53,711                53,144
Other assets                                                                                     3,841                 3,833
                                                                                        --------------          ------------
                                                                                        $      112,029          $    112,916
                                                                                        ==============          ============

                                         Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                                                    $        4,551          $      4,232
    Accrued expenses                                                                             9,491                 9,897
    Deferred revenues                                                                            4,282                 4,397
    Short-term borrowings                                                                        4,875                 4,500
    Other current liabilities                                                                    1,116                 1,751
                                                                                        --------------          ------------
Total current liabilities                                                                       24,315                24,777

Long-term debt                                                                                  49,938                50,913
Other liabilities                                                                                  850                   893

Redeemable Equity:
    Preferred stock:
      Series B - 10 shares designated, issued and outstanding,
       liquidation value of $10 per share                                                            -                     -
      Series C - 588,229 shares designated, none issued or outstanding                               -                     -
    Common stock, 1,176,458 shares issued and outstanding                                        8,900                 8,900

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized:
      Series A - 10,000 shares designated, none issued or outstanding                                -                     -
    Common stock, $.01 par value, 10,000,000 shares authorized,
      4,771,040 shares issued and 4,722,218 outstanding in 2002,
      and 4,722,605 shares issued and 4,673,783 outstanding in 2001                                 48                    47
    Additional paid-in capital                                                                  18,780                18,581
    Retained earnings                                                                           10,348                 9,851
    Treasury stock, at cost, 48,822 shares in 2002 and 2001                                       (261)                 (261)
    Accumulated other comprehensive loss                                                          (889)                 (785)
                                                                                        --------------          ------------
Total stockholders' equity                                                                      28,026          $     27,433
                                                                                        --------------          ------------
                                                                                        $      112,029          $    112,916
                                                                                        ==============          ============
----------------------------------------------------------------------------------------------------------------------------

                        See notes to financial statements

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
               (in thousands, except share and per share amounts)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ---------------------------------
                                                                                   2002                  2001
                                                                                -----------          ------------
Revenues                                                                        $   42,451           $    45,835
Cost of revenues                                                                    29,144                30,850
                                                                                 ----------           -----------
     Gross profit                                                                   13,307                14,985
Selling, general and administrative expenses                                         9,658                 9,560
Depreciation and amortization                                                        1,149                 2,055
                                                                                 ----------           -----------
     Operating income                                                                2,500                 3,370
Interest and other non-operating expenses, net                                       1,185                 1,423
                                                                                 ----------           -----------
     Income before provision for income taxes and cumulative
        effect of accounting change                                                  1,315                 1,947
Provision for income taxes                                                             526                   878
                                                                                 ----------           -----------
Income before cumulative effect of accounting change                                   789                 1,069
Cumulative effect of accounting change, net of tax benefit of $0                      (292)                    -
                                                                                 ----------           -----------
Net income                                                                      $      497           $     1,069
                                                                                 ==========           ===========

Basic earning per share:
      Income before cumulative effect of accounting change                      $     0.13           $      0.19
      Cumulative effect of accounting change                                         (0.05)                    -
                                                                                 ----------           -----------
      Net income                                                                $     0.08           $      0.19
                                                                                 ==========           ===========

Diluted earning per share:
      Income before cumulative effect of accounting change                      $     0.13           $      0.18
      Cumulative effect of accounting change                                         (0.05)                    -
                                                                                 ----------           -----------
      Net income                                                                $     0.08           $      0.18
                                                                                 ==========           ===========

Weighted average common shares outstanding:
  Basic                                                                          5,896,239             5,668,483
  Diluted                                                                        6,004,265             5,981,289

-----------------------------------------------------------------------------------------------------------------


                        See notes to financial statements

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                       ---------------------------------
                                                                                             2002                2001
                                                                                       --------------      -------------
Cash flows from operating activities:
   Net income                                                                            $      497          $    1,069
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                            1,149               2,055
     Cumulative effect of accounting change                                                     292                   -
     Non-cash interest expense                                                                  168                 134
     Change in:
        Accounts receivable                                                                    (309)              1,053
        Other assets                                                                         (1,057)               (474)
        Accounts payable and accrued expenses                                                   (58)             (1,975)
        Deferred revenues                                                                       (84)             (1,043)
        Other liabilities                                                                      (671)             (1,218)
                                                                                         ----------          ----------
      Net cash used in operating activities                                                     (73)               (399)
                                                                                         ----------          ----------

Cash flows from investing activities:
  Payments for acquisitions                                                                     (46)             (5,351)
  Capital expenditures                                                                         (548)             (1,391)
                                                                                         ----------          ----------
     Net cash used in investing activities                                                     (594)             (6,742)
                                                                                         ----------          ----------

Cash flows from financing activities:
  Borrowings under line-of-credit agreements                                                  6,445              11,659
  Repayments under line-of-credit agreements                                                 (5,950)             (6,150)
  Repayments of notes payable                                                                (1,125)               (750)
  Repayments under capital lease arrangements                                                    (8)                 (6)
  Proceeds from the issuance of capital stock, warrants and options                             202                 224
                                                                                         ----------          ----------
   Net cash provided by (used in) financing activities                                         (436)              4,977
                                                                                         ----------          ----------

Effect of exchange rate changes on cash and cash equivalents                                    (15)                (37)
                                                                                         ----------          ----------
Decrease in cash and cash equivalents                                                        (1,118)             (2,201)
Cash and cash equivalents at beginning of period                                              2,355               3,235
                                                                                         ----------          ----------
Cash and cash equivalents at end of period                                               $    1,237          $    1,034
                                                                                         ==========          ==========

-----------------------------------------------------------------------------------------------------------------------


                        See notes to financial statements

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                      (in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2001.

In the statement of cash flows for the period ended March 31, 2001, certain amounts in accrued expenses have been reclassified to payments for acquisitions as noted in the liquidity and capital resources section in Item 2 of this report.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                                -------------------
                                                                                 2002        2001
                                                                                ------      ------
Numerator:
  Income before cumulative effect of accounting change                          $  789      $1,069
                                                                                ------      ------
   Numerator for basic and diluted earnings per share                           $  789      $1,069
                                                                                ======      ======

Denominator:
  Denominator for basic earnings per share
       Weighted-average shares                                                   5,896       5,668
       Effect of dilutive stock options                                            108         313
                                                                                ------      ------
  Denominator for diluted earnings per share
       Adjusted weighted-average shares                                          6,004       5,981
                                                                                ======      ======

Income before cumulative effect of accounting change per common share:
  Basic earnings per share                                                      $ 0.13      $ 0.19
                                                                                ======      ======
  Diluted earnings per share                                                    $ 0.13      $ 0.18
                                                                                ======      ======

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. However, the Statement requires such assets be reviewed for impairment annually, or more frequently if certain indicators arise, using the guidance specifically provided in the Statement. The Company used expected future discounted cash flows and earnings multiples to determine the fair value of its reporting units and whether any impairment of goodwill existed as of the adoption date. As a result of this evaluation, the Company recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company's Mexican subsidiary of $292, or $(0.05) per share, as of January 1, 2002.

Additionally, the Company reclassified the net $864 unamortized balance of its assembled workforce intangible asset to goodwill as of the adoption date, as the Statement provides that such assets are not recorded separately from goodwill.

The following table reflects the Company's comparative net income before the cumulative effect of the accounting change and goodwill amortization under Statement 142:

                                                              Three Months
                                                             Ended March 31,
                                                      ---------------------------
                                                         2002             2001
                                                      ----------       ----------
Net income, as reported                               $      497       $    1,069
  Cumulative effect of accounting change                     292                -
  Amortization of goodwill, net of tax                         -              609
  Amortization of workforce, net of tax                        -               52
                                                      ----------       ----------
Net income, as adjusted                               $      789       $    1,730
                                                      ==========       ==========

Basic earnings per share, as reported                 $     0.08       $     0.19
  Cumulative effect of accounting change                    0.05                -
  Amortization of goodwill, net of tax                         -             0.11
  Amortization of workforce, net of tax                        -             0.01
                                                      ----------       ----------
Basic earnings per share, as adjusted                 $     0.13       $     0.31
                                                      ==========       ==========

Diluted earnings per share, as reported               $     0.08       $     0.18
  Cumulative effect of accounting change                    0.05                -
  Amortization of goodwill, net of tax                         -             0.10
  Amortization of workforce, net of tax                        -             0.01
                                                      ----------       ----------
Diluted earnings per share, as adjusted               $     0.13       $     0.29
                                                      ==========       ==========

The changes in the carrying amount of goodwill as of March 31, 2002 are as follows:

                                         U.S. Market    U.K. Market                     Social
                                          Research       Research    Teleservices      Research         Other    Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                $ 14,441       $  2,200        $ 15,530       $ 20,436       $    537       $ 53,144
Assembled workforce                              -            113               -            751              -            864
Earn-out payments charged to goodwill                                                                        46             46
Impairment loss                                  -              -               -              -           (292)          (292)
Foreign currency translation                     -            (48)              -              -             (3)           (51)
Balance at March 31, 2002                 $ 14,441       $  2,265        $ 15,530       $ 21,187       $    288       $ 53,711
-------------------------------------------------------------------------------------------------------------------------------

The Company's intangible assets consist of the following:

                                                     March 31    December 31,
                                                       2002          2001
                                                    ----------   ------------
Intangible assets subject to amortization:
  Customer lists                                    $    4,543   $      4,554
  Non-competition agreements                             1,475          1,484
  Backlog                                                1,350          1,350
  Assembled workforce/(1)/                                   -          1,917
  Other                                                    451            458
                                                    ----------   ------------
                                                         7,819          9,762
Accumulated amortization                                (5,405)        (6,230)
                                                    ----------   ------------
                                                    $    2,414   $      3,532
                                                    ==========   ============

/(1)/ Balance has been reclassified to Goodwill on January 1, 2002 based on Statement 142.

Amortization of intangible assets was $246 for the three months ended March 31, 2002 and $348 for the three months ended March 31, 2001, respectively. The prior year period includes approximately $83 of amortization related to assembled workforce that are no longer subject to amortization as discussed above. The estimated aggregate amortization expense for 2002 and each of the five succeeding years is as follows:

          2002 ........................................  $983
          2003 ........................................   713
          2004 ........................................   491
          2005 ........................................   287
          2006 ........................................    15
          2007 ........................................    15

NOTE D - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The adoption of Statement 144 did not have an impact on the Company's results of operations, financial position or cash flows.

NOTE E - CREDIT FACILITY

The Company maintains a credit agreement with a financial institution which provides, among other things, a revolving credit facility of up to $24,000. As of March 31, 2002, the Company had $6,316 of additional credit available under this facility.

NOTE F - SEGMENTS

The Company's operations by business segments for the three months ended March 31, 2002 and 2001, are as follows:


                                                 U.S. Market  U.K. Market                Social     Total
                                                   Research    Research   Teleservices  Research   Segments    Other   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2002:
----------------------------------

Revenues from external customers                  $  8,440    $ 4,770         $  4,096  $ 24,007   $ 41,313   $  1,138    $ 42,451
Operating income (loss)                               (713)       235              500     2,471      2,493          7       2,500
Interest and other non-operating expenses, net                                                                               1,185
Income before income taxes and cumulative
  effect of accounting change                                                                                             $  1,315

Three months ended March 31, 2001:
----------------------------------

Revenues from external customers                  $ 11,758    $ 4,406         $  5,691  $ 23,255   $ 45,110    $    725   $  45,835
Operating income (loss), as reported                   660        349              894     1,607      3,510        (140)      3,370
Add back:
Amortization of goodwill and workforce /(1)/           188         36              349       297        870          10         880
Operating income (loss), as adjusted                   848        385            1,243     1,904      4,380        (130)      4,250
Interest and other non-operating expenses, net                                                                                1,423
Income before income taxes, as adjusted                                                                                   $   2,827
-----------------------------------------------------------------------------------------------------------------------------------

/(1)/ Included to provide pro forma quarterly results on a comparable basis assuming the adoption of Statement 142 on January 1, 2001.

NOTE F - COMPREHENSIVE INCOME

The Company's comprehensive income for the three months ended March 31, 2002 and 2001, are set forth in the following table:

                                                     2002            2001
                                                  ------------    ----------

Net income                                        $        497    $    1,069
Other comprehensive loss:
  Foreign currency translation adjustment                 (104)         (320)
                                                  ------------    ----------
Comprehensive income                              $        393    $      749
                                                  ============    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

Results of Operations - First Quarter 2002 as Compared to First Quarter 2001

Revenues for the first quarter of 2002 decreased $3,384, or 7%, to $42,451 from $45,835 in 2001. Revenues increased $752, or 3%, in the Company's social research business, $364, or 8%, in U.K. market research and declined $3,318, or 28%, in U.S. market research and $1,595, or 28%, in the teleservices business. In all cases, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services.

Cost of revenues decreased 6% from $30,850 in 2001 to $29,144 in 2002 primarily reflecting the lower level of services provided. Gross profit as a percentage of revenues decreased from 33% in 2001 to 31% in 2002, principally reflecting reduced efficiencies at the lower level of services provided. For the social research business, cost of revenues decreased slightly from $17,259 in 2001 to $17,239 in 2002 and the gross profit percentage increased from 26% in 2001 to 28% in 2002. This improvement reflects increased margins on fixed price contracts and increased productivity. In U.S. market research, cost of revenues decreased 22% from $7,416 in 2001 to $5,796 in 2002 and the gross profit percentage decreased from 37% in 2001 to 31% in 2002, reflecting reduced efficiencies at the lower level of service provided. For U.K. market research, cost of revenues increased 16% from $2,661 in 2001 to $3,087 in 2002 and the gross profit percentage declined from 40% in 2001 to 35% in 2002, primarily as the result of higher contracting costs. In the teleservices business, cost of revenues declined 27% from $2,976 in 2001 to $2,168 in 2002 and the gross profit percentage decreased from 48% in 2001 to 47% in 2002, reflecting reduced productivity at the lower level of service provided.

Selling, general and administrative expenses ("SG&A") increased $98, or 1%, to $9,658 in the first quarter of 2002 from $9,560 in the first quarter of 2001. As a percentage of revenues, consolidated SG&A increased to 23% from 21%.

Depreciation and amortization expense decreased by $906 to $1,149 in the first quarter of 2002 from $2,055 in the first quarter of 2001. The implementation of Statement 142 in the first quarter of 2002 accounted for $880 of this decrease.

Interest and other non-operating expenses decreased by $238 to $1,185 in the first quarter of 2002 from $1,423 in the first quarter of 2001. The decline is principally due to the decrease in interest expense, which is attributable to lower interest rates, partially offset by higher debt levels arising from additional borrowings incurred in 2001 to fund earn-out payments with respect to earlier acquisitions.

The provision for income taxes for the first quarter of 2002 and the first quarter of 2001 was $526 and $878, respectively. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of the impact of state taxes and, for the first quarter of 2001, the amortization of non-deductible goodwill generated from acquisitions.

With the adoption of Statement 142 on January 1, 2002, the Company recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company's Mexican subsidiary of $292, or $(0.05) per share, in the first quarter of 2002.

As a result of all of the above, net income decreased to $497 in the first quarter of 2002 from $1,069 in the first quarter of 2001.

Liquidity and Capital Resources

Net cash used in operating activities for the first quarter of 2002 was $73 as compared to $399 in the first quarter of 2001. For the three months ended March 31, 2002, the net cash used in operating activities was primarily generated by net income, after adjusting for depreciation and amortization, offset by increases in accounts receivable of $309 and other assets of $1,057, and decreases in other liabilities of $671. For the three months ended March 31, 2001, the net cash used in operating activities was primarily generated by net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable of $1,053, offset by decreases in payables and accrued expenses of $1,975, deferred revenues of $1,043, and other liabilities of $1,218.

Investing and financing activities for the first quarter of 2002 included capital expenditures of $548 and acquisition related payments of $46. Investing and financing activities for the first quarter of 2001 included capital expenditures of $1,391, earn-out payments of $3,226 to previous ORC ProTel, Inc. shareholders, and payments of $2,125 to previous shareholders of C/J Research, Inc. and Social & Health Services, Ltd. based on the respective acquisition agreements.

The Company entered into a joint venture agreement during 2001 for the purpose of developing new research-based products. Since entering the agreement and through the end of 2002, it is expected that the Company will fund up to $1,000 in cash or services related to the joint venture. In the first quarter of 2002, the Company has contributed $411 in services and cash and, since inception, has contributed an aggregate of $481. All amounts funded to date have been expensed.

As of March 31, 2002, the Company had approximately $6,316 of additional credit available under its existing credit facility. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risk since December 31, 2001 that would have a material effect on the Company's risk exposure as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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



                                        Opinion Research Corporation
                          -----------------------------------------------------
                                           (Registrant)



Date: May 13, 2002         /s/ Douglas L. Cox
                          ------------------------------------------------------
                           Douglas L. Cox
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)