Form 10-Q
period 2002-06-30
OPINION RESEARCH CORP
filed 2002-08-12
CIK 911673

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2002

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from: ____________ to ____________

                         Commission file number 0-22554
                                                -------


                          OPINION RESEARCH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                    22-3118960
--------------------------------------         ---------------------------------
       (State of incorporation)                        (I.R.S. Employer
                                                      Identification No.)


           23 Orchard Road
             Skillman, NJ                                   08558
----------------------------------------       ---------------------------------
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

Yes       X               No  ________
     --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 5,939,128 shares as of June 30, 2002

                                      INDEX

                  Opinion Research Corporation and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

             Consolidated balance sheets - June 30, 2002 and December 31, 2001

             Consolidated statements of income - Three and six months ended
                 June 30, 2002 and 2001

             Consolidated statements of cash flows - Six months ended June 30,
                 2002 and 2001

             Notes to consolidated financial statements - June 30, 2002

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                                           June 30,               December 31,
                                                                                             2002                     2001
                                                                                       -----------------        -----------------
                                     Assets
Current Assets:
    Cash and cash equivalents                                                          $           2,542        $           2,355
    Accounts receivable:
       Billed                                                                                     23,282                   24,729
       Unbilled services                                                                          14,382                   13,255
                                                                                       -----------------        -----------------
                                                                                                  37,664                   37,984
       Less: allowance for doubtful accounts                                                         263                      284
                                                                                       -----------------        -----------------
                                                                                                  37,401                   37,700
    Prepaid and other current assets                                                               3,312                    2,575
                                                                                       -----------------        -----------------
Total current assets                                                                              43,255                   42,630

Property and equipment, net                                                                        8,978                    9,777
Intangibles, net                                                                                   2,189                    3,532
Goodwill, net                                                                                     53,911                   53,144
Other assets                                                                                       3,557                    3,833
                                                                                       -----------------        -----------------
                                                                                       $         111,890        $         112,916
                                                                                       =================        =================

                      Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                                                   $           5,070        $           4,232
    Accrued expenses                                                                              10,155                    9,897
    Deferred revenues                                                                              2,661                    4,397
    Short-term borrowings                                                                          5,250                    4,500
    Other current liabilities                                                                      1,443                    1,751
                                                                                       -----------------        -----------------
Total current liabilities                                                                         24,579                   24,777

Long-term debt                                                                                    47,955                   50,913
Other liabilities                                                                                    807                      893

Redeemable Equity:
    Preferred stock:
      Series B - 10 shares designated, issued and outstanding,
         liquidation value of $10 per share                                                            -                        -
      Series C - 588,229 shares designated, none issued or outstanding                                 -                        -
    Common stock, 1,176,458 shares issued and outstanding                                          8,900                    8,900

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized:
      Series A - 10,000 shares designated, none issued or outstanding                                  -                        -
    Common stock, $.01 par value, 20,000,000 shares authorized,
       4,811,492 shares issued and 4,762,670 outstanding in 2002, and 10,000,000 shares authorized, 4,722,605 shares issued
       and 4,673,783 outstanding in 2001                                                              48                       47
    Additional paid-in capital                                                                    18,987                   18,581
    Retained earnings                                                                             11,325                    9,851
    Treasury stock, at cost, 48,822 shares in 2002 and 2001                                         (261)                    (261)
    Accumulated other comprehensive loss                                                            (450)                    (785)
                                                                                       -----------------        -----------------
Total stockholders' equity                                                                        29,649                   27,433
                                                                                       -----------------        -----------------
                                                                                       $         111,890        $         112,916
                                                                                       =================        =================

                       See notes to financial statements

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
               (in thousands, except share and per share amounts)
                                  (Unaudited)


                                                                            Three Months Ended               Six Months Ended
                                                                                  June 30,                       June 30,
                                                                       -----------------------------  -----------------------------
                                                                            2002           2001            2002             2001
                                                                       ------------    -------------  -------------    ------------
Revenues                                                               $    44,777     $    45,159    $     87,228     $    90,994
Cost of revenues                                                            30,657          31,011          59,801          61,861
                                                                       -----------     -----------    ------------     -----------
     Gross profit                                                           14,120          14,148          27,427          29,133

Selling, general and administrative expenses                                10,218           9,982          19,876          19,542
Depreciation and amortization                                                1,134           2,090           2,283           4,145
                                                                       -----------     -----------    ------------     -----------
    Operating income                                                         2,768           2,076           5,268           5,446

Interest and other non-operating expenses, net                               1,138           1,367           2,323           2,790
                                                                       -----------     -----------    ------------     -----------
    Income before provision for income taxes and cumulative
      effect of accounting change                                            1,630             709           2,945           2,656

Provision for income taxes                                                     653             355           1,179           1,233
                                                                       -----------     -----------    ------------     -----------
  Income before cumulative effect of accounting change                         977             354           1,766           1,423

Cumulative effect of accounting change, net of tax benefit of $0                 -               -            (292)              -
                                                                       -----------     -----------    ------------     -----------
   Net income                                                          $       977     $       354    $      1,474     $     1,423
                                                                       ===========     ===========    ============     ===========

Basic earnings per share:
   Income before cumulative effect of accounting change                $      0.16     $      0.06    $       0.30     $      0.25
   Cumulative effect of accouting change                                         -               -           (0.05)              -
                                                                       -----------     -----------    ------------     -----------
   Net income                                                          $      0.16     $      0.06    $       0.25     $      0.25
                                                                       ===========     ===========    ============     ===========

Diluted earnings per share:
   Income before cumulative effect of accounting change                $      0.16     $      0.06    $       0.29     $      0.24
   Cumulative effect of accouting change                                         -               -           (0.05)              -
                                                                       -----------     -----------    ------------     -----------
   Net income                                                          $      0.16     $      0.06    $       0.24     $      0.24
                                                                       ===========     ===========    ============     ===========

Weighted average common shares outstanding:

  Basic                                                                  5,939,128       5,741,937       5,917,776       5,705,433
  Diluted                                                                6,121,262       6,105,387       6,062,857       6,043,010

                       See notes to financial statements

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                         ------------------------------------
                                                                                              2002                   2001
                                                                                         -------------          -------------
Net cash provided by operating activities
   Net income                                                                            $       1,474          $       1,423
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                               2,283                  4,145
     Cumulative effect of accounting change                                                        292                      -
     Non-cash interest expense                                                                     349                    268
     Change in:
        Accounts receivable                                                                        577                  1,915
        Other assets                                                                              (693)                  (677)
        Accounts payable and accrued expenses                                                      884                 (1,941)
        Deferred revenues                                                                       (1,771)                (1,573)
        Other liabilities                                                                         (393)                (1,265)
                                                                                         -------------          -------------
      Net cash provided by operating activities                                                  3,002                  2,295
                                                                                         -------------          -------------

Cash flows from investing activities:
  Payments for acquisitions                                                                        (46)                (5,351)
  Capital expenditures                                                                            (934)                (2,473)
                                                                                         -------------          -------------
     Net cash used in investing activities                                                        (980)                (7,824)
                                                                                         -------------          -------------

Cash flows from financing activities:
  Borrowings under line-of-credit agreements                                                    12,931                 18,136
  Repayments under line-of-credit agreements                                                   (12,950)               (14,350)
  Repayments of notes payable                                                                   (2,250)                (1,500)
  Repayments under capital lease arrangements                                                      (14)                    (7)
  Proceeds from the issuance of capital stock, warrants and options                                407                    472
                                                                                         -------------          -------------
     Net cash provided by (used in) financing activities                                        (1,876)                 2,751
                                                                                         -------------          -------------

Effect of exchange rate changes on cash and cash equivalents                                        41                    (39)
                                                                                         -------------          -------------
Increase (decrease) in cash and cash equivalents                                                   187                 (2,817)
Cash and cash equivalents at beginning of period                                                 2,355                  3,235
                                                                                         -------------          -------------
Cash and cash equivalents at end of period                                               $       2,542          $         418
                                                                                         =============          =============

                       See notes to financial statements

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                      (in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2001.

In the statement of cash flows for the period ended June 30, 2001, certain amounts in accrued expenses have been reclassified to payments for acquisitions as noted in the liquidity and capital resources section in Item 2 of this report.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In addition to the adoptions reported in Note G herein, effective January 1, 2002, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The adoption of Statement 144 did not have an impact on the Company's results of operations, financial position or cash flows.

NOTE C - CREDIT FACILITY

The Company maintains a credit agreement with a financial institution which provides, among other things, a revolving credit facility of up to $24,000. As of June 30, 2002, the Company had $6,830 of additional credit available under this facility.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months             Six Months
                                                             Ended June 30,          Ended June 30,
                                                         ---------------------   ---------   ---------
                                                            2002        2001        2002        2001
                                                         ---------   ---------   ---------   ---------
Numerator:
   Income before cumulative effect of
      accounting change                                  $     977   $     354   $   1,766   $   1,423
                                                         ---------   ---------   ---------   ---------
   Numerator for basic and diluted earnings
      per share                                          $     977   $     354   $   1,766   $   1,423
                                                         =========   =========   =========   =========

Denominator:
   Denominator for basic earnings per share,
      Weighted-average shares                                5,939       5,742       5,918       5,705
      Effect of dilutive stock options                         182         363         145         338
                                                         ---------   ---------   ---------   ---------
   Denominator for diluted earnings per share
      Adjusted weighted-average shares                       6,121       6,105       6,063       6,043
                                                         =========   =========   =========   =========

Income before cumulative effect of accounting
   change per common share:
      Basic earnings per share                           $    0.16   $    0.06   $    0.30   $    0.25
                                                         =========   =========   =========   =========
      Diluted earnings per share                         $    0.16   $    0.06   $    0.29   $    0.24
                                                         =========   =========   =========   =========

NOTE E - COMPREHENSIVE INCOME

The Company's comprehensive income for the three and six months ended June 30, 2002 and 2001, are set forth in the following table:

                                                              Three Months             Six Months
                                                             Ended June 30,          Ended June 30,
                                                            2002        2001        2002        2001
                                                         ---------   ---------   ---------   ---------
Net income                                               $     977   $     354   $   1,474   $   1,423
Other comprehensive gain (loss):
   Foreign currency translation adjustment                     439          51         335        (269)
                                                         ---------   ---------   ---------   ---------
Comprehensive income                                     $   1,416   $     405   $   1,809   $   1,154
                                                         =========   =========   =========   =========

NOTE F - SUBSEQUENT EVENT

On August 1, 2002, the Company amended its Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 10,000 to 20,000. The amendment was approved by the Company's stockholders at the Annual Meeting of Stockholders of the Company on May 14, 2002.

NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS

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

Additionally, the Company reclassified the net $865 unamortized balance of its assembled workforce intangible asset to goodwill as of the adoption date, as the Statement provides that such assets are not recorded separately from goodwill.

The following table reflects the Company's comparative net income before the cumulative effect of the accounting change and amortization of goodwill and workforce under Statement 142:

                                                        Three Months          Six Months
                                                       Ended June 30,       Ended June 30,
                                                     ------------------   ------------------
                                                       2002      2001       2002      2001
                                                     --------  --------   --------  --------
Net income, as reported                              $    977  $    354   $  1,474  $  1,423
  Cumulative effect of accounting change                    -         -        292         -
  Amortization of goodwill, net of tax                      -       655          -     1,264
  Amortization of workforce, net of tax                     -        52          -       104
                                                     --------  --------   --------  --------
Net income, as adjusted                                   977  $  1,061   $  1,766  $  2,791
                                                     ========  ========   ========  ========

Basic earnings per share, as reported                $   0.16  $   0.06   $   0.25  $   0.25
  Cumulative effect of accounting change                    -         -       0.05         -
  Amortization of goodwill, net of tax                      -      0.11          -      0.22
  Amortization of workforce, net of tax                     -      0.01          -      0.02
                                                     --------  --------   --------  --------
Basic earnings per share, as adjusted                $   0.16  $   0.18   $   0.30  $   0.49
                                                     ========  ========   ========  ========

Diluted earnings per share, as reported              $   0.16  $   0.06   $   0.24  $   0.24
  Cumulative effect of accounting change                    -         -       0.05         -
  Amortization of goodwill, net of tax                      -      0.10          -      0.21
  Amortization of workforce, net of tax                     -      0.01          -      0.01
                                                     --------  --------   --------  --------
Diluted earnings per share, as adjusted              $   0.16  $   0.17   $   0.29  $   0.46
                                                     ========  ========   ========  ========

The changes in the carrying value of goodwill as of June 30, 2002 are as follows:

                                   U.S.       U.K.
                                  Market     Market                    Social
                                 Research   Research   Teleservices   Research    Other    Consolidated
-------------------------------------------------------------------------------------------------------
Balance at January 1, 2002       $ 14,441   $  2,200      $  15,530   $ 20,436   $   537     $   53,144
Assembled workforce                     -        113              -        752         -            865
Earn-out payments                       -          -              -          -        46             46
Impairment loss                         -          -              -          -      (292)          (292)
Foreign currency translation            -        122              -          -        26            148
Balance at June 30, 2002         $ 14,441   $  2,435      $  15,530   $ 21,188   $   317     $   53,911
-------------------------------------------------------------------------------------------------------

The Company's intangible assets consist of the following:

                                                           June 30,              December 31,
                                                             2002                     2001
                                                      -------------------    --------------------
Intangible assets subject to amortization:
     Customer lists                                   $             4,581    $              4,554
     Non-competition agreements                                     1,509                   1,484
     Backlog                                                        1,350                   1,350
     Assembled workforce /(1)/                                          -                   1,917
     Other                                                            476                     458
                                                      -------------------    --------------------
                                                                    7,916                   9,762
Accumulated amortization                                           (5,727)                 (6,230)
                                                      -------------------    --------------------
                                                      $             2,189    $              3,532
                                                      ===================    ====================

/(1)/ Balance has been reclassified to Goodwill on January 1, 2002 based on Statement 142.

Amortization of intangible assets was $493 for the six months ended June 30, 2002 and $692 for the six months ended June 30, 2001, respectively. The prior year period includes approximately $173 of amortization related to assembled workforce that are no longer subject to amortization as discussed above. The estimated aggregate amortization expense for 2002 and each of the five succeeding years is as follows:

                 2002 .........................................       $983
                 2003 .........................................        713
                 2004 .........................................        491
                 2005 .........................................        287
                 2006 .........................................         15
                 2007 .........................................         15

NOTE H - SEGMENTS

The Company's operations by business segments for the three and six months ended June 30, 2002 and 2001, are as follows:

                                 U.S.       U.K. Market                   Social      Total
                                Market       Research     Teleservices   Research    Segments     Other    Consolidated
                               Research
-------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2002:
---------------------------------
Revenues from external
   customers                     $  8,451         $4,530        $4,502      $26,825     $44,308     $  469       $44,777
Operating income (loss)              (872)           149           850        2,660       2,787        (19)        2,768
Interest and other non-
   operating expenses, net                                                                                         1,138
Income before income taxes
   and cumulative effect of
   accounting change                                                                                              $1,630

Three months ended June 30, 2001:
---------------------------------
Revenues from external
   customers                     $ 11,402         $4,420        $4,318      $24,220     $44,360       $799       $45,159
Operating income (loss)               124            371           348        1,545       2,388       (312)        2,076
Add back:
Amortization of goodwill
   and workforce/(1)/                 188             36           357          346         927         10           937
Operating income (loss), as
   adjusted                           312            407           705        1,891       3,315       (302)        3,013
Interest and other non-
   operating expenses, net                                                                                         1,367
Income before income taxes,
   as adjusted                                                                                                    $1,646

Six months ended June 30, 2002:
-------------------------------
Revenues from external
   customers                     $ 16,891         $9,300        $8,598      $50,832     $85,621     $1,607       $87,228
Operating income (loss)            (1,585)           384         1,350        5,131       5,280        (12)        5,268
Interest and other non-
   operating expenses, net                                                                                         2,323
Income before income taxes
   and cumulative effect of                                                                                       $2,945
   accounting change

Six months ended June 30, 2001:
-------------------------------
Revenues from external
   customers                      $23,160         $8,826       $10,009      $47,475     $89,470     $1,524       $90,994
Operating income (loss)               784            720         1,242        3,152       5,898       (452)        5,446
Add back:
Amortization of goodwill
   and workforce/(1)/                 376             72           706          643       1,797         20         1,817
Operating income (loss), as
   adjusted                         1,160            792         1,948        3,795       7,695       (432)        7,263
Interest and other non-
   operating expenses, net                                                                                         2,790
Income before income taxes,
   as adjusted                                                                                                   $ 4,473

-------------------------------------------------------------------------------------------------------------------------

/(1)/ Included to provide pro forma quarterly results on a comparable basis assuming the adoption of Statement 142 on January 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's interim financial statements and notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q, and the Company's audited financial statements and the MD&A contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2002 (the "Form 10-K"). The following discussion contains forward-looking statements that involve risks and uncertainties. The words "may," "could," "believe," "expect," "anticipate," or "intend" and similar expressions and phrases are intended to identify forward-looking statements. As a result of many factors, including the factors set forth under the caption "Forward-Looking Statements" in the Form 10-K, the Company's actual results may differ materially from those anticipated in these forward-looking statements.

Results of Operations - Second Quarter 2002 as Compared to Second Quarter 2001

Revenues for the second quarter of 2002 decreased $382, or 1%, to $44,777 from $45,159 in 2001. Revenues increased $2,605, or 11%, in the Company's social research business, $110, or 2%, in U.K. market research, $184, or 4%, in the teleservices business and declined $2,951, or 26%, in U.S. market research. In all cases, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services, with $1,300 of the decline in U.S. market research revenues arising out of the non-renewal of three contracts.

Cost of revenues decreased $354, or 1%, from $31,011 in 2001 to $30,657 in 2002. Gross profit as a percentage of revenues increased from 31% in 2001 to 32% in 2002. For the social research business, cost of revenues increased 10% from $18,004 in 2001 to $19,850 in 2002 and the gross profit percentage was stable at 26% in both 2001 and 2002. In U.S. market research, cost of revenues decreased 26% from $7,349 in 2001 to $5,410 in 2002 and the gross profit percentage was stable at 36% in both 2001 and 2002. For U.K. market research, cost of revenues increased 7% from $2,670 in 2001 to $2,864 in 2002 and the gross profit percentage declined from 40% in 2001 to 37% in 2002, primarily as the result of higher contracting and compensation costs. In the teleservices business, cost of revenues increased 2% from $2,242 in 2001 to $2,288 in 2002 and the gross profit percentage increased from 48% in 2001 to 49% in 2002, reflecting improved productivity.

Selling, general and administrative expenses ("SG&A") increased $236, or 2%, to $10,218 in the second quarter of 2002 from $9,982 in the second quarter of 2001. As a percentage of revenues, consolidated SG&A increased to 23% from 22%.

Depreciation and amortization expense decreased by $956 to $1,134 in the second quarter of 2002 from $2,090 in the second quarter of 2001. The adoption of Statement 142 at the beginning of 2002 accounted for $937 of this decrease.

Interest and other non-operating expenses decreased by $229 to $1,138 in the second quarter of 2002 from $1,367 in the second quarter of 2001. The decline is principally due to the decrease in interest expense, which is attributable to lower interest rates and lower debt levels.

The provision for income taxes for the second quarter of 2002 and the second quarter of 2001 was $653 and $355, respectively. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of the impact of state taxes and, for the second quarter of 2001, the amortization of non-deductible goodwill generated from acquisitions.

As a result of all of the above, net income increased to $977 in the second quarter of 2002 from $354 in the second quarter of 2001.

Results of Operations - Six Months Year-to-Date 2002 as Compared to Six Months Year-to-Date 2001

Revenues for the first six months of 2002 decreased $3,766, or 4%, to $87,228 from $90,994 in 2001. Revenues increased $3,357, or 7%, in the Company's social research business and $474, or 5%, in U.K. market research. Revenues declined $6,269, or 27%, in U.S. market research and $1,411, or 14%, in the teleservices business. In all cases, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services, with $2,800 of the decline in U.S. market research revenues arising out of the non-renewal of three contracts.

Cost of revenues decreased $2,060, or 3%, to $59,801 in the first six months of 2002 from $61,861 in the first six months of 2001. Gross profit as a percentage of revenues decreased from 32% in 2001 to 31% in 2002. For the social research business, cost of revenues increased 5% from $35,263 in 2001 to $37,089 in 2002 and the gross profit percentage increased from 26% in 2001 to 27% in 2002. This improvement reflects increased margins on fixed price contracts and increased productivity. In U.S. market research, cost of revenues decreased 24% from $14,765 in 2001 to $11,206 in 2002 and the gross profit percentage decreased from 36% in 2001 to 34% in 2002, reflecting reduced efficiencies at the lower level of service provided. For U.K. market research, cost of revenues increased 12% from $5,331 in 2001 to $5,951 in 2002 and the gross profit percentage declined from 40% in 2001 to 36% in 2002, primarily as the result of higher contracting and compensation costs. In the teleservices business, cost of revenues decreased 15% from $5,218 in 2001 to $4,456 in 2002 and the gross profit percentage was stable at 48% in both 2001 and 2002.

Selling, general and administrative expenses ("SG&A") increased $334, or 2%, to $19,876 in the first six months of 2002 from $19,542 in the first six months of 2001. As a percent of revenues, SG&A increased to 23% from 21%.

Depreciation and amortization expense decreased by $1,862 to $2,283 in the first six months of 2002 from $4,145 in the first six months of 2001. The adoption of Statement 142 in the first six months of 2002 accounted for $1,817 of this decrease.

Interest and other non-operating expenses decreased by $467 to $2,323 in the first six months of 2002 from $2,790 in the first six months of 2001. The decline is principally due to the decrease in interest expense, which is attributable to lower interest rates.

The provision for income taxes for the first six months of 2002 and the first six months of 2001 was $1,179 and $1,233, respectively. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of the impact of state taxes and, for the first six months of 2001, the amortization of non-deductible goodwill generated from acquisitions.

With the adoption of Statement 142 on January 1, 2002, the Company recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company's Mexican subsidiary of $292, or $(0.05) per share, in the first quarter of 2002.

As a result of all of the above, net income increased to $1,474 in the first six months of 2002 from $1,423 in the first six months of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities for the first six months of 2002 was $3,002 as compared to $2,295 in the first six months of 2001. For the six months ended June 30, 2002, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization, a decrease in accounts receivable of $577, and an increase of $884 in payables and accrued expenses, offset by an increase in other assets of $693 and decreases in deferred revenues of $1,771 and other liabilities of $393. For the six months ended June 30, 2001, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable of $1,915, offset by decreases in payables and accrued expenses of $1,941, deferred revenues of $1,573, and other liabilities of $1,265.

Investing activities for the first six months of 2002 included capital expenditures of $934 and acquisition related payments of $46. Investing activities for the first six months of 2001 included capital expenditures of $2,473, earn-out payments of $3,226 to previous ORC ProTel, Inc. shareholders, and payments of $2,125 to previous shareholders of C/J Research, Inc. and Social & Health Services, Ltd. based on the respective acquisition agreements.

Financing activities included a net reduction in borrowings during the first six months of 2002 totaling $2,283 and proceeds from the sale of the Company's common stock to employees and non-employee directors' stock purchase plans and the exercises of stock options totaling $407. This compares to net borrowings of $2,279 and proceeds of $472 from the sale of common stock and the exercises of stock options in the first six months of 2001.

The Company entered into a joint venture agreement during 2001 for the purpose of developing new research-based products. Since entering the agreement and through the end of 2002, it is expected that the Company will fund up to $1,000 in cash or services related to the joint venture. In the first six months of 2002, the Company has contributed $666 in services and cash and, since inception, has contributed an aggregate of $736. All amounts funded to date have been expensed.

As of June 30, 2002, the Company had approximately $6,830 of additional credit available under its existing credit facility. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

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

               None.

Item 3.  Defaults upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Stockholders of the Company was held on May 14, 2002 at the Company's headquarters for the following purposes:

               1. To elect two Directors to serve until the 2005 Annual Meeting of Stockholders of the Company and until their respective successors have been duly elected and qualified. The nominees were approved by the following votes:

                    John F. Short

                                    Votes For             Votes Withheld
                                ------------------    ----------------------
                                    5,223,996                 626,018

                    Stephen A. Greyser

                                    Votes For             Votes Withheld
                                ------------------    ----------------------
                                    5,292,696                 557,318

               2. To approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 10,000,000 to 20,000,000. The amendment was approved by the following votes:

                               Votes              Votes          Abstentions and
                                For              Against        Broker Non-Votes
                          ---------------    ---------------    ----------------
                             5,186,436           662,078             1,500

               3. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the 2002 fiscal year. The matter was approved by the following votes:

                               Votes              Votes          Abstentions and
                                For              Against        Broker Non-Votes
                          ---------------    ---------------    ----------------
                             5,823,233           26,281               500

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

               a)   Exhibits

                    99.1 Certification pursuant to 18 U.S.C. Section 1350, as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               b)   Reports on Form 8-K

                    None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Opinion Research Corporation
                                         ---------------------------------------
                                                    (Registrant)




Date: August 12, 2002                    /s/ Douglas L. Cox
      ---------------                    ---------------------------------------
                                         Douglas L. Cox
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)