Form 10-Q
period 2002-09-30
OPINION RESEARCH CORP
filed 2002-11-13
CIK 911673

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period from: ____________ to ____________


                         Commission file number 0-22554
                                                -------


                          OPINION RESEARCH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    22-3118960
-------------------------------------------        -----------------------------
         (State of incorporation)                         (I.R.S. Employer
                                                         Identification No.)

           23 Orchard Road
             Skillman, NJ                                     08558
-------------------------------------------        -----------------------------
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

Yes    X      No  ________
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 5,971,379 shares as of September 30, 2002

                                      INDEX

                  Opinion Research Corporation and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2002 and December 31, 2001

         Consolidated statements of income - Three and nine months ended September 30, 2002 and 2001

         Consolidated statements of cash flows - Nine months ended September 30, 2002 and 2001

         Notes to consolidated financial statements - September 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Certification

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                                September 30,         December 31,
                                                                                    2002                  2001
                                                                                -------------         ------------
                                                      Assets
Current Assets:
    Cash and cash equivalents                                                     $   1,840            $   2,355
    Accounts receivable:
       Billed                                                                        21,847               24,729
       Unbilled services                                                             14,725               13,255
                                                                                  ---------            ---------
                                                                                     36,572               37,984
       Less: allowance for doubtful accounts                                            223                  284
                                                                                  ---------            ---------
                                                                                     36,349               37,700
    Prepaid and other current assets                                                  3,055                2,575
                                                                                  ---------            ---------
Total current assets                                                                 41,244               42,630

Property and equipment, net                                                           8,626                9,777
Intangibles, net                                                                      1,948                3,532
Goodwill, net                                                                        53,947               53,144
Other assets                                                                          3,349                3,833
                                                                                  ---------            ---------
                                                                                  $ 109,114            $ 112,916
                                                                                  =========            =========

                                       Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                              $   4,124            $   4,232
    Accrued expenses                                                                 10,631                9,897
    Deferred revenues                                                                 2,240                4,397
    Short-term borrowings                                                             5,625                4,500
    Other current liabilities                                                         1,262                1,751
                                                                                  ---------            ---------
Total current liabilities                                                            23,882               24,777

Long-term debt                                                                       44,753               50,913
Other liabilities                                                                       787                  893

Redeemable Equity:
    Preferred stock:
      Series B - 10 shares designated, issued and outstanding,
         liquidation value of $10 per share                                               -                    -
      Series C - 588,229 shares designated, none issued or outstanding                    -                    -
    Common stock, 1,176,458 shares issued and outstanding                             8,900                8,900

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized:
      Series A - 10,000 shares designated, none issued or outstanding                     -                    -
    Common stock, $.01 par value, 20,000,000 shares authorized,
       4,843,743 shares issued and 4,794,921 outstanding in 2002, and 10,000,000 shares authorized, 4,722,605 shares issued
       and 4,673,783 outstanding in 2001                                                 48                   47
    Additional paid-in capital                                                       19,147               18,581
    Retained earnings                                                                12,216                9,851
    Treasury stock, at cost, 48,822 shares in 2002 and 2001                            (261)                (261)
    Accumulated other comprehensive loss                                               (358)                (785)
                                                                                  ---------            ---------
Total stockholders' equity                                                           30,792               27,433
                                                                                  ---------            ---------
                                                                                  $ 109,114            $ 112,916
                                                                                  =========            =========

                       See notes to financial statements

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                          Three Months Ended               Nine Months Ended
                                                                            September 30,                    September 30,
                                                                       -----------------------          -----------------------
                                                                        2002             2001            2002             2001
                                                                       ------           ------          ------           ------
Revenues                                                             $    43,341     $    41,943      $   130,569      $   132,937
Cost of revenues                                                          29,947          28,901           89,748           90,762
                                                                     -----------     -----------      -----------      -----------
     Gross profit                                                         13,394          13,042           40,821           42,175

Selling, general and administrative expenses                               9,716           9,327           29,592           28,869
Depreciation and amortization                                              1,152           2,160            3,435            6,305
                                                                     -----------     -----------      -----------      -----------
    Operating income                                                       2,526           1,555            7,794            7,001

Interest and other non-operating expenses, net                             1,253           1,357            3,576            4,147
                                                                     -----------     -----------      -----------      -----------
    Income before provision for income taxes and cumulative
      effect of accounting change                                          1,273             198            4,218            2,854

Provision for income taxes                                                   382             193            1,561            1,426
                                                                     -----------     -----------      -----------      -----------
  Income before cumulative effect of accounting change                       891               5            2,657            1,428

Cumulative effect of accounting change, net of tax benefit of $0               -               -             (292)               -
                                                                     -----------     -----------      -----------      -----------
   Net income                                                        $       891     $         5      $     2,365      $     1,428
                                                                     ===========     ===========      ===========      ===========

Basic earnings per share:
   Income before cumulative effect of accounting change              $      0.15     $      0.00      $      0.45      $      0.25
   Cumulative effect of accouting change                                       -               -            (0.05)               -
                                                                     -----------     -----------      -----------      -----------
   Net income                                                        $      0.15     $      0.00      $      0.40      $      0.25
                                                                     ===========     ===========      ===========      ===========

Diluted earnings per share:
   Income before cumulative effect of accounting change              $      0.15     $      0.00      $      0.44      $      0.24
   Cumulative effect of accouting change                                       -               -            (0.05)               -
                                                                     -----------     -----------      -----------      -----------
   Net income                                                        $      0.15     $      0.00      $      0.39      $      0.24
                                                                     ===========     ===========      ===========      ===========

Weighted average common shares outstanding:
  Basic                                                                5,971,379       5,794,859        5,935,840        5,735,569
  Diluted                                                              6,018,670       5,977,348        6,048,324        6,021,450

                       See notes to financial statements

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                           ------------------------
                                                                            2002              2001
                                                                           ------            ------
Net cash provided by operating activities
   Net income                                                             $  2,365          $  1,428
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                           3,435             6,305
     Cumulative effect of accounting change                                    292                 -
     Non-cash interest expense                                                 510               327
     Other non-cash adjustments                                                 63                (4)
     Change in:
        Accounts receivable                                                  1,722             2,135
        Other assets                                                          (367)             (312)
        Accounts payable and accrued expenses                                  408            (2,327)
        Deferred revenues                                                   (2,235)           (2,257)
        Other liabilities                                                     (586)           (1,213)
                                                                          --------          --------
      Net cash provided by operating activities                              5,607             4,082
                                                                          --------          --------

Cash flows from investing activities:
  Payments for acquisitions                                                    (46)           (5,851)
  Capital expenditures                                                      (1,532)           (3,011)
                                                                          --------          --------
     Net cash used in investing activities                                  (1,578)           (8,862)
                                                                          --------          --------

Cash flows from financing activities:
  Borrowings under line-of-credit agreements                                20,980            22,612
  Repayments under line-of-credit agreements                               (22,732)          (17,225)
  Repayments of notes payable                                               (3,375)           (2,250)
  Repayments under capital lease arrangements                                  (20)              (20)
  Proceeds from the issuance of capital stock and options                      568               726
                                                                          --------          --------
     Net cash provided by (used in) financing activities                    (4,579)            3,843
                                                                          --------          --------

Effect of exchange rate changes on cash and cash equivalents                    35               (24)
                                                                          --------          --------
Increase (decrease) in cash and cash equivalents                              (515)             (961)
Cash and cash equivalents at beginning of period                             2,355             3,235
                                                                          --------          --------
Cash and cash equivalents at end of period                                $  1,840          $  2,274
                                                                          ========          ========

                       See notes to financial statements

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)
                (in thousands, except shares and per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2001.

In the statement of cash flows for the period ended September 30, 2001, certain amounts in accrued expenses have been reclassified to payments for acquisitions as noted in the liquidity and capital resources section in Item 2 of this report.

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

NOTE C - CREDIT FACILITY

On September 29, 2002, the Company completed an amendment to its credit facilities which, among other things, reduced the amount available under the revolving credit from $24,000 to $19,000 and amended certain financial covenants. As of September 30, 2002, the Company had approximately $3,564 of additional credit available under the amended facilities.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Three Months            Nine Months
                                                                         Ended                   Ended
                                                                     September 30,             September 30,
                                                                --------------------    ----------------------
                                                                  2002         2001        2002         2001
                                                                -------     --------    ---------    ---------
Numerator:
  Income before cumulative effect of
    accounting change                                           $   891     $      5    $   2,657    $   1,428
                                                                -------     --------    ---------    ---------
  Numerator for basic and diluted earnings
    per share                                                   $   891     $      5    $   2,657    $   1,428
                                                                =======     ========    =========    =========

Denominator:
  Denominator for basic earnings per share,
    Weighted-average shares                                       5,971        5,795        5,936        5,736
    Effect of dilutive stock options                                 48          182          112          285
                                                                -------     --------    ---------    ---------
  Denominator for diluted earnings per share
    Adjusted weighted-average shares                              6,019        5,977        6,048        6,021
                                                                =======     ========    =========    =========

Income before cumulative effect of accounting
  change per common share:
    Basic earnings per share                                    $  0.15     $   0.00    $    0.45    $    0.25
                                                                =======     ========    =========    =========
    Diluted earnings per share                                  $  0.15     $   0.00    $    0.44    $    0.24
                                                                =======     ========    =========    =========

NOTE E - COMPREHENSIVE INCOME

The Company's comprehensive income for the three and nine months ended September 30, 2002 and 2001, are set forth in the following table:

                                                                  Three Months                   Nine Months
                                                              Ended September 30,             Ended September 30,
                                                              2002            2001          2002            2001
                                                          ------------     ---------     -----------      ---------
Net income                                                $        891     $       5     $     2,365      $   1,428
Other comprehensive gain (loss):
  Foreign currency translation adjustment                           92           184             427           (85)
                                                          ------------     ---------     -----------      ---------
Comprehensive income                                      $        983     $     189     $     2,792      $   1,343
                                                          ============     =========     ===========      =========

NOTE F - STOCKHOLDERS' EQUITY

As of September 30, 2002, the Company has issued, in its current fiscal year, 114,047 shares of common stock with the aggregate amount of $545 under the Company's various stock purchase plans.

NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. However, the Statement requires such assets be reviewed for impairment annually, or more frequently if certain indicators arise, using the guidance specifically provided in the Statement. The Company used expected future discounted cash flows and earnings multiples to determine the fair value of its reporting units and whether any impairment of goodwill existed as of the adoption date. As a result of this evaluation, the Company recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company's Mexican subsidiary of $292, or $(0.05) per share, as of January 1, 2002. In October 2002, the Company engaged an independent valuation firm to determine if there has been an impairment of the goodwill associated with the Company's U.S. market research business.

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

The following table reflects the Company's comparative net income before the cumulative effect of the accounting change and amortization of goodwill and workforce under Statement 142:

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                               2002          2001            2002         2001
                                                            ----------    ----------      ----------   ----------
Net income, as reported                                      $     891    $        5      $   2,365     $  1,428
  Cumulative effect of accounting change                             -             -            292            -
  Amortization of goodwill, net of tax                               -           683              -        1,946
  Amortization of workforce, net of tax                              -            52              -          156
                                                             ---------    ----------      ---------     --------
Net income, as adjusted                                            891    $      740      $   2,657     $  3,530
                                                             =========    ==========      =========     ========

Basic earnings per share, as reported                        $    0.15    $     0.00      $    0.40     $   0.25
  Cumulative effect of accounting change                             -             -           0.05            -
  Amortization of goodwill, net of tax                               -          0.12              -         0.34
  Amortization of workforce, net of tax                              -          0.01              -         0.03
                                                             ---------    ----------      ---------     --------
Basic earnings per share, as adjusted                        $    0.15    $     0.13      $    0.45     $   0.62
                                                             =========    ==========      =========     ========

Diluted earnings per share, as reported                      $    0.15    $     0.00      $    0.39     $   0.24
  Cumulative effect of accounting change                             -             -           0.05            -
  Amortization of goodwill, net of tax                               -          0.11              -         0.32
  Amortization of workforce, net of tax                              -          0.01              -         0.03
                                                             ---------    ----------      ---------     --------
Diluted earnings per share, as adjusted                      $    0.15    $     0.12      $    0.44     $   0.59
                                                             =========    ==========      =========     ========

The changes in the carrying value of goodwill as of September 30, 2002 are as follows:

                                      U.S.
                                     Market      U.K. Market                   Social
                                    Research      Research     Teleservices   Research     Other    Consolidated
----------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002           $14,441        $2,200        $15,530      $20,436     $537      $53,144
Assembled workforce                        -           113              -          752        -          865
Earn-out payments                          -             -              -            -       46           46
Impairment loss                            -             -              -            -     (292)        (292)
Foreign currency translation               -           166              -            -       18          184
Balance at September 30, 2002        $14,441        $2,479        $15,530      $21,188     $309      $53,947
----------------------------------------------------------------------------------------------------------------

The Company's intangible assets consist of the following:

                                                     September 30,        December 31,
                                                          2002                2001
                                                   -----------------    ----------------
Intangible assets subject to amortization:
     Customer lists                                   $  4,589            $    4,554
     Non-competition agreements                          1,518                 1,484
     Backlog                                             1,350                 1,350
     Assembled workforce/(1)/                                -                 1,917
     Other                                                 485                   458
                                                      --------            ----------
                                                         7,941                 9,762
Accumulated amortization                                (5,993)               (6,230)
                                                      --------            ----------
                                                      $  1,948            $    3,532
                                                      ========            ==========

/(1)/ Balance has been reclassified to Goodwill on January 1, 2002 based on Statement 142.

Amortization of intangible assets was $741 for the nine months ended September 30, 2002 and $1,037 for the nine months ended September 30, 2001, respectively. The prior year period includes approximately $260 of amortization related to assembled workforce that are no longer subject to amortization as discussed above. The estimated aggregate amortization expense for 2002 and each of the five succeeding years is as follows:

                 2002 ....................................    $983
                 2003 ....................................     713
                 2004 ....................................     491
                 2005 ....................................     287
                 2006 ....................................      15
                 2007 ....................................      15

NOTE H - SEGMENTS

The Company's operations by business segments for the three and nine months ended September 30, 2002 and 2001, are as follows:

                                  U.S.
                                 Market       U.K. Market                             Social      Total
                                Research       Research    Teleservices   Research   Segments     Other    Consolidated
-------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2002:
-------------------------------------
Revenues from external
  customers                      $ 7,878        $ 4,462      $ 3,800      $26,272    $ 42,412     $  929      $ 43,341
Operating income (loss)             (760)          (105)         602        2,772       2,509         17         2,526
Interest and other
  non-operating
  expenses, net                                                                                                  1,253
Income before income
  taxes and cumulative
  effect of accounting
  change                                                                                                      $  1,273

Three months ended September 30, 2001:
-------------------------------------
Revenues from external
  customers                      $10,000        $ 4,585      $ 3,159      $23,326    $ 41,070     $  873      $ 41,943
Operating income (loss)             (762)           458           22        1,971       1,689       (134)        1,555
Add back:
Amortization of goodwill
  and workforce/(1)/                 188             36          353          373         950         11           961
Operating income (loss),
  as adjusted                       (574)           494          375        2,344       2,639       (123)        2,516
Interest and other
  non-operating
  expenses, net                                                                                                  1,357
Income before income taxes,
  as adjusted                                                                                                 $  1,159

Nine months ended September 30, 2002:
------------------------------------
Revenues from external
  customers                      $24,769        $13,762      $12,398      $77,104    $128,033     $2,536      $130,569
Operating income (loss)           (2,345)           279        1,952        7,903       7,789          5         7,794
Interest and other
 non-operating
 expenses, net                                                                                                   3,576
Income before income
 taxes and cumulative
 effect of accounting change                                                                                  $  4,218

Nine months ended September 30, 2001:
------------------------------------
Revenues from external
  customers                      $33,160        $13,411      $13,168      $70,801    $130,540     $2,397      $132,937
Operating income (loss)               22          1,178        1,264        5,123       7,587       (586)        7,001
Add back:
Amortization of goodwill
  and workforce/(1)/                 564            108        1,059        1,016       2,747         31         2,778
Operating income (loss),
  as adjusted                        586          1,286        2,323        6,139      10,334       (555)        9,779
Interest and other
  non-operating
  expenses, net                                                                                                  4,147
Income before income taxes,
  as adjusted                                                                                                 $  5,632

________________________________________________________________________________
/(1)/ Included to provide pro forma quarterly results on a comparable basis assuming the adoption of Statement 142 on January 1, 2001.

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

Results of Operations - Third Quarter 2002 as Compared to Third Quarter 2001

Revenues for the third quarter of 2002 increased $1,398, or 3.3%, to $43,341 from $41,943 in 2001. Revenues increased $2,946, or 13%, in the Company's social research business, and $641, or 20%, in the teleservices business. Revenues declined $2,122, or 21%, in U.S. market research, and $123, or 3%, in U.K. market research. In all cases, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services, with $1,580 of the decline in U.S. market research revenues arising from the non-renewal of a client contract.

Cost of revenues increased $1,046, or 3.6%, from $28,901 in 2001 to $29,947 in 2002. Gross profit as a percentage of revenues was stable at 31% in both 2002 and 2001. For the social research business, cost of revenues increased 13% from $16,912 in 2001 to $19,171 in 2002 and the gross profit percentage was stable at 27% in both 2002 and 2001. In U.S. market research, cost of revenues decreased 23% from $6,945 in 2001 to $5,354 in 2002 and the gross profit percentage increased from 31% in 2001 to 32% in 2002, reflecting improved efficiencies. For U.K. market research, cost of revenues increased 6% from $2,812 in 2001 to $2,968 in 2002 and the gross profit percentage declined from 39% in 2001 to 33% in 2002, primarily as the result of higher contracting and compensation costs. In the teleservices business, cost of revenues increased 20% from $1,551 in 2001 to $1,858 in 2002 and the gross profit percentage was stable at 51% in both 2002 and 2001.

Selling, general and administrative expenses ("SG&A") increased $389, or 4%, to $9,716 in the third quarter of 2002 from $9,327 in the third quarter of 2001. As a percentage of revenues, consolidated SG&A was stable at 22% in both 2002 and 2001.

Depreciation and amortization expense decreased by $1,008 to $1,152 in the third quarter of 2002 from $2,160 in the third quarter of 2001. The adoption of Statement 142 at the beginning of 2002 accounted for $961 of this decrease.

Interest and other non-operating expenses decreased by $104 to $1,253 in the third quarter of 2002 from $1,357 in the third quarter of 2001. The decline is principally due to the decrease in interest expense, which is attributable to lower interest rates and lower debt levels.

The provision for income taxes for the third quarter of 2002 and the third quarter of 2001 was $382 and $193, respectively. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of the impact of state taxes and, for the third quarter of 2001, the amortization of non-deductible goodwill generated from acquisitions.

As a result of all of the above, net income increased to $891 in the third quarter of 2002 from $5 in the third quarter of 2001.

Results of Operations - Nine Months Year-to-Date 2002 as Compared to Nine Months Year-to-Date 2001

Revenues for the first nine months of 2002 decreased $2,368, or 2%, to $130,569 from $132,937 in 2001. Revenues increased $6,303, or 9%, in the Company's social research business and $351, or 3%, in U.K. market research. Revenues declined $8,391, or 25%, in U.S. market research and $770, or 6%, in the teleservices business. In all cases, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services, with $3,540 of the decline in U.S. market research revenues arising from the non-renewal of a client contract.

Cost of revenues decreased $1,014, or 1%, to $89,748 in the first nine months of 2002 from $90,762 in the first nine months of 2001. Gross profit as a percentage of revenues decreased from 32% in 2001 to 31% in 2002. For the social research business, cost of revenues increased 8% from $52,175 in 2001 to $56,260 in 2002 and the gross profit percentage increased from 26% in 2001 to 27% in 2002. This improvement reflects increased margins on fixed price contracts and increased productivity. In U.S. market research, cost of revenues decreased 24% from $21,710 in 2001 to $16,560 in 2002 and the gross profit percentage decreased from 34% in 2001 to 33% in 2002, principally reflecting reduced efficiencies at the lower level of service provided in the first half of 2002. For U.K. market research, cost of revenues increased 10% from $8,143 in 2001 to $8,919 in 2002 and the gross profit percentage declined from 39% in 2001 to 35% in 2002, primarily as the result of higher contracting and compensation costs. In the teleservices business, cost of revenues decreased 7% from $6,769 in 2001 to $6,314 in 2002 and the gross profit percentage was stable at 49% in both 2002 and 2001.

Selling, general and administrative expenses ("SG&A") increased $723, or 3%, to $29,592 in the first nine months of 2002 from $28,869 in the first nine months of 2001. As a percent of revenues, SG&A increased to 23% from 22%.

Depreciation and amortization expense decreased by $2,870 to $3,435 in the first nine months of 2002 from $6,305 in the first nine months of 2001. The adoption of Statement 142 in the first nine months of 2002 accounted for $2,778 of this decrease.

Interest and other non-operating expenses decreased by $571 to $3,576 in the first nine months of 2002 from $4,147 in the first nine months of 2001. The decline is principally due to the decrease in interest expense, which is attributable to lower interest rates and lower debt levels.

The provision for income taxes for the first nine months of 2002 and the first nine months of 2001 was $1,561 and $1,426, respectively. The provisions for these periods are higher than the amount that results from applying the federal statutory rate to income primarily because of the impact of state taxes and, for the first six months of 2001, the amortization of non-deductible goodwill generated from acquisitions.

With the adoption of Statement 142 on January 1, 2002, the Company recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company's Mexican subsidiary of $292, or $(0.05) per share, in the first quarter of 2002.

As a result of all of the above, net income increased to $2,365 in the first nine months of 2002 from $1,428 in the first nine months of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities for the first nine months of 2002 was $5,607 as compared to $4,082 in the first nine months of 2001. For the nine months ended September 30, 2002, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization, a decrease in accounts receivable of $1,722, and an increase of $408 in payables and accrued expenses, offset by an increase in other assets of $367 and decreases in deferred revenues of $2,235 and other liabilities of $586. For the nine months ended September 30, 2001, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable of $2,135, offset by decreases in payables and accrued expenses of $2,327, deferred revenues of $2,257, and other liabilities of $1,213.

Investing activities for the first nine months of 2002 included capital expenditures of $1,532 and acquisition related payments of $46. Investing activities for the first nine months of 2001 included capital expenditures of $3,011, earn-out payments of $3,726 to previous ORC ProTel, Inc. and Macro International Inc. shareholders, and payments of $2,125 to previous shareholders of C/J Research, Inc. and Social & Health Services, Ltd. based on the respective acquisition agreements.

Financing activities included a net reduction in borrowings during the first nine months of 2002 totaling $5,147 and proceeds from the sale of the Company's common stock under the Company's stock purchase plans and the exercises of stock options totaling $568. This compares to net borrowings of $3,117 and proceeds of $726 from the sale of common stock and the exercises of stock options in the first nine months of 2001.

The Company entered into a joint venture agreement during 2001 for the purpose of developing new research-based products. In the first nine months of 2002, the Company has contributed $957 in services and cash and, since inception, has contributed an aggregate of $1,027. All amounts funded to date have been expensed.

On September 29, 2002, the Company completed an amendment to its credit facilities which, among other things, reduced the amount available under the revolving credit from $24,000 to $19,000 and amended certain financial covenants. As of September 30, 2002, the Company had approximately $3,564 of additional credit available under the amended facilities. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risk since December 31, 2001 that would have a material effect on the Company's risk exposure as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

PART II: OTHER INFORMATION


Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities

           None.

Item 3. Defaults upon Senior Securities

           None.

Item 4. Submission of Matters to a Vote of Security Holders

           None.

Item 5.  Other Information

           None.

Item 6. Exhibits and Reports on Form 8-K

           a) Exhibits

10.1 Eighth Amendment to Credit Agreement dated September 29, 2002 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

10.2 Third Amendment to Investment Agreement dated September 29, 2002 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation.

           b) Reports on Form 8-K

              None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Opinion Research Corporation
                            ----------------------------------------------------
                                             (Registrant)




Date: November 12, 2002     /s/ Douglas L. Cox
      ------------------    ----------------------------------------------------
                            Douglas L. Cox
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, John F. Short, Chairman, CEO and President of Opinion Research Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Opinion Research Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 12, 2002                Signed: /s/ John F. Short
        -------------------------                -------------------------------
                                         Name:     John F. Short
                                         Title:    Chairman, CEO and President

                                  CERTIFICATION

I, Douglas L. Cox, Executive Vice President and Chief Financial Officer of Opinion Research Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Opinion Research Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 12, 2002               Signed: /s/ Douglas L. Cox
        -------------------------               -------------------------------
                                        Name:   Douglas L. Cox
                                        Title:  Executive Vice President
                                                and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Opinion Research Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Short, Chairman, CEO and President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    November 12, 2002              Signed: /s/ John F. Short
         -------------------------              --------------------------
                                        Name:   John F. Short
                                        Title:  Chairman, CEO and President

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Opinion Research Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas L. Cox, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    November 12, 2002              Signed: /s/ Douglas L. Cox
         -------------------------              -------------------------------
                                        Name:   Douglas L. Cox
                                        Title:  Executive Vice President
                                                and Chief Financial Officer