Form 10-K
period 2002-12-31
OPINION RESEARCH CORP
filed 2003-03-21
CIK 911673

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

                                       or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

                         Commission file number 0-22554

                          OPINION RESEARCH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               22-3118960
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

23 Orchard Road, Skillman, New Jersey                               08558
----------------------------------------                         ----------
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No X
                                                ---

     The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing sale price of its common stock on June 28, 2002, the last business day of the Company's second fiscal quarter, as quoted on the Nasdaq National Market, was approximately $16,066,000.*

     As of February 26, 2003, 6,042,802 shares of common stock, par value $.01 per share, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Registrant's 2003 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

_______________________
*Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                          OPINION RESEARCH CORPORATION

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
                                     PART I

Item 1.   Business ..................................................................     1

Item 2.   Properties ................................................................     9

Item 3.   Legal Proceedings .........................................................    11

Item 4.   Submission of Matters to a Vote of Security Holders .......................    11

          Executive Officers of the Registrant ......................................    11

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters .....    13

Item 6.   Selected Financial Data ...................................................    14

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations .............................................................    15

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ................    26

Item 8.   Financial Statements and Supplementary Data ...............................    26

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure ..................................................    26

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ........................    27

Item 11.  Executive Compensation ....................................................    27

Item 12.  Security Ownership of Certain Beneficial Owners and Management ............    27

Item 13.  Certain Relationships and Related Transactions ............................    28

Item 14.  Controls and Procedures ...................................................    28

                                     PART IV

Item 15.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K .........    29

Signatures ..........................................................................    36

Certification .......................................................................    37

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .............    41

Except where the context indicates otherwise, the term "Company" refers to Opinion Research Corporation and its subsidiaries. All dollar amounts presented in this Annual Report on Form 10-K are in thousands unless indicated otherwise. Readers of this report should review carefully the information contained under the headings "Risk Factors" and "Forward-looking Statements" in Part II.

                                     PART I

Item 1.   Business

General

          Opinion Research Corporation (the "Company") was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide social research, market research, information services, marketing services, and telemarketing. The Company performs public sector primary research and provides information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. The Company also assists its commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. The majority of the Company's governmental projects are in the areas of health, education, and international aid. The Company's telemarketing services consist principally of outbound customer acquisition services.

          The Company completed its initial public offering in October 1993. Between 1993 and 1997, as part of its globalization strategy, the Company established its presence in the United Kingdom, Asia and Mexico through various acquisitions. In January 1998, the Company acquired ProTel Marketing, Inc. ("ORC ProTel" or "ProTel"), a high quality telemarketing company based in Lansing, Illinois. In May 1999, the Company acquired Macro International Inc. ("ORC Macro" or "Macro"), a predominately public sector research, consulting and technology company based in the Washington, D.C. area. The Macro acquisition substantially increased the Company's presence in the public sector. In September 2000, the Company acquired C/J Research, Inc. ("C/J"), and in November 2000, acquired Social & Health Services, Ltd. ("SHS"). The two acquisitions in 2000 provided expansion opportunities for the Company in the areas of consumer research, social research and information management.

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

          The Company's strategy for market research focuses on client projects that require periodic updating and tracking of information, thereby creating the potential for higher-margin recurring revenues. The portion of the Company's market research revenues from such projects was approximately 61% in 2002.

The Company's Services and Products

          The Company offers a variety of services and products to assist clients with their strategic and tactical decisions as well as their plans for marketing products and services.

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

          Data Collection & Processing. The Company's telephone interviewing call centers in North America, Europe and Asia combine research expertise and advanced telecommunications technology. These facilities, staffed with multilingual interviewers, use the Computer Assisted Telephone Interviewing
(CATI) system, which provides clients with highly efficient and cost effective data and information collection. The Company also utilizes internet based data collection techniques.

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

Industries

          Automotive. Utilizing research methodologies developed for its automotive industry clients, the Company has extensive experience working with a wide range of companies around the world, including vehicle manufacturers, original-equipment-manufacturers suppliers, dealers, distributors, trucking companies and heavy equipment manufacturers.

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

Marketing

          Marketing and Sales-Support Program. In 2002, the Company continued to support strong business development initiatives worldwide, as well as build upon already comprehensive internal and external communications programs. The Company's business development efforts continued with the production of newsletters, position papers, direct marketing, seminars, advertising, media placements, web development, telemarketing and speaking platforms. These efforts have assisted in allowing the Company to access a large number of prospective clients worldwide and share its products, services, and capabilities.

Clients and Client Relationships

          Some of the Company's largest clients in terms of revenues generated include America Online, Department of Health and Human Services, Department for Work and Pensions (U.K.), General Motors, IBM, National Institutes of Health, National Science Foundation, Sears Roebuck & Co., USAID, and U.S. Department of Education. In 2002, the Company served over 2,000 clients. For many clients, the Company performed multiple projects, sometimes for different subsidiaries or business units of the same client. In general, the Company's engagements are terminable by the Company's clients at any time, with the expectation of cost recovery for work completed by the Company.

          The Company's largest single client, USAID, accounted for 11%, 11%, and 13% of the Company's revenues in 2002, 2001, and 2000, respectively. All revenues generated by the USAID relationship were for social research studies.

Competition

          Many other firms provide some of the services and products provided by the Company, typically focusing on consumer markets. However, the Company believes that no single competitor offers a comparable combination of services and products.

          For business to business market research, the Company believes that it competes for clients based on a variety of factors, including name recognition, reputation, expertise in a variety of industries, ability to access executives and other key constituencies, ability to collect accurate and representative data, ability to enhance the value of the data collected through analysis and consulting, technological competence, reliability, promptness and efficiency. In the Company's experience, its typical clients are interested in the quality and utility of the service received as well as price.

          For consumer market research services, the Company regularly experiences significant competition from a large number of competitors, including marketing and research departments of various companies, advertising agencies and business consulting firms. Price, reputation, and quality of service are the dominant considerations.

          For social research services, the Company competes with a large number of firms that vary in size as well as with not-for-profit organizations. The competition varies depending upon the agency for whom the work is being conducted and the services to be provided. Technical competence is the key differentiator.

          For outbound telemarketing services, the Company competes with a large number of telemarketing companies. Quality and reliability of service are the key differentiators.

Segment Information

          Information regarding financial data by operating and geographic segments is set forth in the Notes to Consolidated Financial Statements at Note 15, "Segments."

Backlog

          As of December 31, 2002, backlog in the market research business of the Company was $13,825 as compared to $17,529 as of December 31, 2001. All of the 2002 backlog in the market research business is expected to be recognized as revenues by December 31, 2003. Social research backlog at December 31, 2002 was $215,632, as compared to $199,204 at December 31, 2001. Revenue from this backlog is expected to be recognized over the next five years. The Company's engagements generally are terminable by the Company's clients at any time, with the expectation of cost recovery for work completed by the Company.

Employees

          As of December 31, 2002, the Company employed a total of approximately 1,500 full-time employees and 1,400 part-time hourly employees. The part-time employees work as telephone interviewers and data processors. Of the full-time employees, 960 are professionals engaged in direct client service, 370 are telemarketing representatives, and 170 are engaged in support, administration and executive oversight.

          None of the Company's employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relationship with its employees is satisfactory.

Available Information

          The Company files reports and other information with the Securities and Exchange Commission ("SEC") pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document the Company files at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's filings are also available to the public from commercial document retrieval services and at the SEC's web site at http://www.sec.gov.

          The Company maintains a website, free of charge, at www.opinionresearch.com, which contains information about the Company, including links to the Company's annual report on Form 10-K, quarterly report on Form 10-Q, current reports on Form 8-K, and related amendments, which are available as soon as reasonably practicable after such reports are filed or furnished electronically with the SEC. The Company's website and the information contained in it shall not be deemed incorporated by reference to this Form 10-K.

Item 2.   Properties

          The Company's executive offices are located in approximately 45,000 square feet of leased space in Skillman (Greater Princeton), New Jersey. The term of the lease expires in August 2003. The Company leases additional facilities throughout the world. The following table sets forth certain information relating to these properties:

      Operating Unit                        Location                              Facility Usage
------------------------------  ------------------------------  ----------------------------------------------------
U.S. Market Research            Skillman, New Jersey            Worldwide Headquarters, Research Location
                                Maumee, Ohio                    Research Location
                                Arlington Heights, Illinois     Research Location and Telephone Interviewing
                                                                Facility
                                Tucson, Arizona                 Telephone Interviewing Facility
                                Tampa, Florida                  Telephone Interviewing Facility
                                Reno, Nevada                    Telephone Interviewing Facility

U.K. Market Research            London, U.K.                    U.K. Market Research Headquarters, Research
                                                                Location, and Telephone Interviewing Facility
                                Manchester, U.K.                Research Location

Asia Market Research            Hong Kong                       Asia Market Research Headquarters, Research
                                                                Location and Telephone Interviewing Facility
                                Seoul, Korea                    Country Headquarters, Research Location, and
                                                                Telephone Interviewing Facility
                                Taipei, Taiwan                  Country Headquarters, Research Location, and
                                                                Telephone Interviewing Facility

Mexico Market Research          Mexico City, Mexico             Country Headquarters, Research Location

Teleservices                    Lansing, Illinois               ORC ProTel Headquarters, Telemarketing
                                                                Facility
                                Topeka, Kansas                  Telemarketing Facility
                                St. John, Missouri              Telemarketing Facility (currently idle)
                                Dayton, Ohio                    Telemarketing Facility

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

          The Company presently has a combined total of 735 computer assisted telephone interviewing stations worldwide dedicated to market research and an additional 345 telemarketing stations. All of these facilities are equipped with state-of-the-art hardware and software. In a typical telephone interview or sale, the CATI system prompts the interviewer's sequence of questions or responses depending on the previous answers. All responses are recorded directly into the computer, avoiding the need for subsequent data entry and enabling prompt analysis of responses. The interviewees communicate with live interviewers at all times.

          The Company believes that its properties are sufficient for its current operational needs. The Company is currently reviewing its options for the expiring lease in Skillman, New Jersey.

Item 3.   Legal Proceedings

          The Company is not a party to any material litigation.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

Item 4A.  Executive Officers of the Registrant

          The following table sets forth certain information concerning the principal executive officers of the Company as of February 26, 2003.

Name                   Age      Position
----                   ---      --------

John F. Short           58      Chairman, President, and
                                Chief Executive Officer

Douglas L. Cox          57      Executive Vice President and
                                Chief Financial Officer

Kevin P. Croke          44      Executive Vice President and
                                Director of Finance

Michael T. Errecart     53      President, Macro International Inc.

James C. Fink           59      Vice Chairman; Chief Executive Officer
                                of Worldwide Market Research

Nigel P. Maxfield       45      Senior Vice President and
                                Managing Director,
                                O.R.C. International Ltd.

Frank J. Quirk          62      Chairman and Chief Executive Officer,
                                Macro International Inc.

Ruth R. Wolf            65      Chief Executive Officer,
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

     Dr. Maxfield joined the Company in 1996 with the acquisition of a U.K. division. In 1997, Dr. Maxfield was appointed Managing Director of O.R.C. International Ltd. Dr. Maxfield holds a Ph.D. in Applied Mathematics and Computing Science from the University of Sheffield.

     Mr. Quirk joined the Company in 1999 with the acquisition of Macro, where he served, and continues to serve, as the Chief Executive Officer since 1980. In 2000, Mr. Quirk was elected as a member of the Board of Directors of the Company. Mr. Quirk holds an MBA degree from Cornell University.

     Ms. Wolf joined the Company in 1998 with the acquisition of ProTel, which she co-founded in 1988. Ms. Wolf was appointed Chief Executive Officer of ORC ProTel in 1998. Ms. Wolf has over 30 years of experience in telemarketing.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

          The Company's Common Stock is currently quoted on the Nasdaq National Market under the symbol "ORCI". Prior to August 2001, the Company's Common Stock was traded on the American Stock Exchange under the symbol "OPI". The table below sets forth the high and low prices for the Company's Common Stock (the "Common Stock") for each of the four quarters of 2002 and 2001:

                                                  High            Low
                                               ----------      ----------
              2002
              ----
              Fourth Quarter                      $6.150          $4.660
              Third Quarter                        6.000           4.700
              Second Quarter                       6.550           5.470
              First Quarter                        6.800           5.000

              2001
              ----
              Fourth Quarter                      $6.640          $2.890
              Third Quarter                        6.910           5.250
              Second Quarter                       7.600           6.100
              First Quarter                        7.700           4.875

          The closing price of the Common Stock on February 26, 2003 was $5.04 per share. As of February 26, 2003, the Company had 86 holders of record of the Common Stock (approximately 694 beneficial stockholders).

Dividends

          The Company has not paid any dividends on the Common Stock. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying dividends on the Common Stock in the foreseeable future.

Item 6.   Selected Financial Data

          The following selected financial data should be read in conjunction with the Company's audited financial statements and notes which are listed herein under Item 15 and are included on pages F-1 through F-29.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands, Except Per Share Data)
                                                                                    For the Year Ended December 31,
                                                              --------------------------------------------------------------------
                                                                 2002           2001          2000          1999           1998
                                                              ----------     ----------    ----------    ----------     ----------
Operating Data:
Revenues                                                     $   175,260    $   176,909   $   160,909   $   118,621    $    73,167

Operating income (1)                                         $     4,285    $     8,825   $    11,652   $     8,463    $     2,340

Income (loss) before provision for income taxes,
 cumulative effect of accounting change and
 extraordinary loss                                          $      (499)   $     3,412   $     5,971   $     4,458    $       469

Income (loss) before cumulative effect of accounting
 change and extraordinary loss                               $    (2,621)   $     1,616   $     3,304   $     2,514    $       (20)
Cumulative effect of accounting change,
 net of tax benefit of $0 (2)                                       (292)             -             -             -              -
Extraordinary loss on debt
 refinancings, net of tax of $60 and $133 (3)                          -              -             -           (90)          (150)
                                                              ----------     ----------    ----------    ----------     ----------
Net income (loss)                                            $    (2,913)   $     1,616   $     3,304   $     2,424    $      (170)
                                                              ==========     ==========    ==========    ==========     ==========

Weighted average common shares
 outstanding                                                       5,949          5,762         4,692         4,244          4,202
Income (loss) before cumulative effect of accounting
 change and extraordinary loss per common share              $     (0.44)   $      0.28   $      0.70   $      0.59    $      0.00
Cumulative effect of accounting change per share                   (0.05)             -             -             -              -
Extraordinary loss per common share                                    -              -             -         (0.02)         (0.04)
                                                              ----------     ----------    ----------    ----------     ----------
Net income (loss) per common share                           $     (0.49)   $      0.28   $      0.70   $      0.57    $     (0.04)
                                                              ==========     ==========    ==========    ==========     ==========

Adjusted weighted average common shares
 and assumed conversions                                           5,949          5,992         5,053         4,332          4,202
Income (loss) before cumulative effect of accounting
 change and extraordinary loss per diluted share             $     (0.44)   $      0.27   $      0.65   $      0.58    $     (0.00)
Cumulative effect of accounting change per share                   (0.05)             -             -             -              -
Extraordinary loss per diluted share                                   -              -             -         (0.02)         (0.04)
                                                              ----------     ----------    ----------    ----------     ----------
Net income (loss) per diluted share                          $     (0.49)   $      0.27   $      0.65   $      0.56    $     (0.04)
                                                              ==========     ==========    ==========    ==========     ==========

Balance Sheet Data:
Total assets                                                 $   102,436    $   112,916   $   115,957   $    91,966    $    50,610
Total debt (4)                                               $    46,892    $    55,462   $    51,842   $    47,438    $    18,320
Redeemable equity                                            $     8,900    $     8,900   $     8,900   $         -    $         -

----------------------------------------------------------------------------------------------------------------------------------

(1) In the fourth quarter of 2002, the Company recorded a non-cash impairment charge of $5,938 to reduce the carrying value of goodwill in the U.S. market research reporting unit.

(2) On January 1, 2002, the Company recorded a goodwill impairment loss in its Mexican subsidiary of $292 as a cumulative effect of a change in accounting principle upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(3) In the second quarter of 1999 and 1998, the Company recorded extraordinary losses of $90 and $150, net of tax benefits of $60 and $133, respectively, due to the write-off of unamortized loan origination fees associated with debt refinancings.

(4)  Amounts presented include capital lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide social research, market research, information services, marketing services, and telemarketing. The Company performs public sector primary research and provides information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. The Company also assists its commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. The majority of the Company's governmental projects are in the areas of health, education, and international aid. The Company's telemarketing services consist principally of outbound customer acquisition services.

Results of Operations - 2002 compared to 2001

Revenues

          Consolidated revenues for 2002 decreased $1,649, or 1%, to $175,260 from $176,909 in 2001. Revenues increased $10,162, or 11%, in the Company's social research business. Revenues decreased $2,870, or 16%, in the teleservices business. Revenues declined $8,263, or 20%, in U.S. market research, and increased $619, or 3%, in U.K. market research. In all cases, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services, with approximately $4,300 of the decline in U.S. market research revenues arising from the non-renewal of two client contracts and $3,700 from the reduced scope of three client contracts.

          The Company expects that social research revenues will continue to expand as evidenced by increased backlog. Any improvements in U.S. market research and teleservices revenues over 2002 are dependent upon a better economic and business climate.

Cost of Revenues

          Consolidated cost of revenues decreased $820, or 1%, to $120,705 in 2002 from $121,525 in 2001. Gross profit as a percentage of revenues was stable at 31% in both 2002 and 2001. For the social research business, cost of revenues increased 11% from $69,816 in 2001 to $77,394 in 2002 and the gross profit percentage was stable at 27% in both 2002 and 2001. Consistent with the decline in revenues, cost of revenues decreased 20% from $27,832 in 2001 to $22,231 in 2002 in U.S. market research and the gross profit percentage was stable at 33% in both 2002 and 2001. For U.K. market research, cost of revenues increased 6% from $11,644 in 2001 to $12,316 in 2002 and the gross profit percentage declined from 37% in 2001 to 35% in 2002, primarily as the result of higher subcontracting costs. In the teleservices business, cost of revenues decreased 17% from $9,379 in 2001 to $7,761 in 2002, reflecting the lower volume of client services. The gross profit percentage improved slightly from 49% in 2001 to 50% in 2002.

          The Company does not expect a significant improvement in the gross profit percentage unless the economic and business climate results in improved U.S. market research and teleservices revenues.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses ("SG&A") increased $1,608, or 4%, to $39,736 in 2002 from $38,128 in 2001. The increase is mainly attributable to higher compensation and occupancy expenses. As a percent of revenues, SG&A increased to 23% from 22%.

Depreciation and Amortization Expense

          Depreciation and amortization expense decreased by $3,835 to $4,596, or 5%, in 2002 from $8,431 in 2001. The adoption of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142") at the beginning of 2002 which eliminated the amortization of goodwill, accounted for $3,738 of this decrease.

Goodwill Impairment Charge

          In October 2002, as part of its annual impairment test based on Statement 142, the Company engaged an independent valuation firm to determine if there had been an impairment of the goodwill associated with the Company's U.S. market research business. The analysis performed by the independent valuation firm indicated that the recorded book value of the U.S. market research reporting unit exceeded its fair value, as determined by a weighting of comparable company analyses and discounted cash flow models. Upon completion of such assessment, the Company recorded a non-cash impairment charge of $5,938 to reduce the carrying value of goodwill in the U.S. market research reporting unit. See Note 3 to Consolidated Financial Statements "Goodwill and other intangibles" for additional information.

Interest and Other Non-Operating Expenses

          Interest and other non-operating expenses decreased $629, or 12%, to $4,784 in 2002 from $5,413 in 2001. The decrease is due to a decrease in interest expense of $797, resulting from lower interest rates and reduced borrowings, partially offset by an increase of $168 in other non-operating expenses resulting from unfavorable foreign currency fluctuations.

Provision for Income Taxes

          The provision for income taxes for 2002 and 2001 was $2,122 and $1,796, respectively. The provisions for these years are higher than the amounts that result from applying the federal statutory rate to income before income taxes, reflecting the absence of any tax benefits associated with the goodwill impairment charge in 2002, the non-deductibility of goodwill amortization in 2001, and for both years, the impact of state taxes.

Cumulative Effect of Accounting Change

          With the adoption of Statement 142 on January 1, 2002, the Company recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company's Mexican subsidiary of $292, or $(0.05) per share.

Net Income (Loss)

          Net income (loss) for 2002 and 2001 was $(2,913) and $1,616, respectively.

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

          Gross profit as a percentage of revenues for the Company decreased to 31% in 2001 from 34% in 2000 due to the impact of the Acquisitions, for which the gross profit percentage for 2001 was 23%. Excluding the impact of the Acquisitions, the gross profit percentage for the research business decreased to 31% in 2001 from 32% in 2000 and the gross profit percentage for the teleservices business increased to 49% in 2001 from 48% in 2000.

Selling, General and Administrative Expenses

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

Liquidity and Capital Resources

          As of December 31, 2002, working capital was $14,733. Net cash generated by operations for 2002 was $10,495 as compared to $9,350 in 2001. For 2002, the net cash provided by operating activities was primarily generated by a net loss, after adjusting for depreciation and amortization, goodwill impairment charge and other non-cash items, totaling $8,493, a net decrease in receivables of $3,125, and an increase of $2,551 in payables and accrued expenses, offset by an increase in other assets of $319 and decreases in deferred revenues of $2,397 and other liabilities of $958. For 2001, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization and other non-cash items, totaling $9,888, and a decrease in receivables of $3,260, offset by decreases in payables and accrued expenses of $2,061.

          Investing activities for 2002 included capital expenditures of $2,334 and acquisition related payments of $46. Investing activities for 2001 included capital expenditures of $3,934, earn-out payments of $8,726 to previous ProTel and Macro shareholders, and payments of $2,125 to previous shareholders of C/J and SHS based on their respective purchase agreements.

          In 2002, financing activities included a net reduction in borrowings totaling $8,674 and proceeds from the sale of the Company's common stock under the Company's stock purchase plans and the exercises of stock options totaling $723. This compares to net borrowings of $3,539 and proceeds of $1,035 from the sale of common stock and the exercises of stock options in 2001.

          On October 4, 2001, the Company amended its senior credit facility increasing the amount available under the revolving credit to up to $24,000 and shortening the maturity for both the revolving credit and the term notes to June 1, 2004 from May 31, 2005 (the "October 2001 Amendment"). Additionally, the October 2001 Amendment provided for an increase in the interest rate to LIBOR plus 325 basis points or the financial institution's designated base rate plus 200 basis points.

          On September 29, 2002, the Company further amended its credit facilities which, among other things, reduced the amount available under the revolving credit from $24,000 to $19,000 and amended certain near-term financial covenants to less restrictive amounts. As of December 31, 2002, the Company had approximately $5,985 of additional credit available under the amended facilities.

          In February 2003, the Company completed another amendment to its senior credit facility (the "February 2003 Amendment") which further reduced the amount available under the revolving credit from $19,000 to $16,500 and amended certain future covenants to be less restrictive. Additionally, the February 2003 Amendment provides for an increase in the interest rate by 50 basis points to LIBOR plus 375 basis points or the financial institution's designated base rate plus 250 basis points. Upon signing the February 2003 Amendment, the Company had approximately $4,100 of additional credit available under the newly amended facilities.

          In conjunction with the February 2003 Amendment, the Company also amended its subordinated debenture to increase the coupon rate from 12% to 12.5% and amended certain future covenants to be less restrictive.

          The Company's senior credit facility will mature on June 1, 2004 and as is customary, may be accelerated if the Company is unable to meet various financial covenants. The Company expects to renegotiate its credit facilities during 2003, extending their maturities, and expects to meet the financial covenant requirements.

          The Company entered into a joint venture agreement during 2001 for the purpose of developing new research-based products. In 2002, the Company contributed $1,085 in services and cash and, since inception, has contributed an aggregate of $1,155. All amounts funded to date have been expensed except for an investment of $79 in the joint venture which is included in other current assets in the Company's consolidated balance sheet.

          There are no material capital expenditure commitments and no acquisition related commitments. The Company has no off-balance sheet financing arrangements. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

          The following table represents the Company's contractual obligations as of December 31, 2002:

                              Payment Due by Period

                                                  Less than                                     After
Contractual Obligations               Total         1 year      2 -3 years     4-5 years       5 years
--------------------------------   -----------  -------------  ------------  -------------  -------------
Accounts payable and
 accrued expenses                 $    16,991  $      16,991  $          -  $           -  $           -
Short-term borrowings                   6,000          6,000             -              -              -
Long-term debt                         41,515              -        30,265         11,250              -
Capital leases                             27             27             -              -              -
Operating leases                       31,805          8,707        13,387          6,982          2,729
                                   -----------  -------------  ------------  -------------  -------------
 Total contractual obligations    $    96,338  $      31,725  $     43,652  $      18,232  $       2,729
                                   ===========  =============  ============  =============  =============

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

Revenue Recognition

          The Company recognizes revenues on the percentage of completion method for its social research and market research segments, which relies on a periodic determination of the ratio of costs incurred to total estimated contract costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a project can be made. Recognized revenue and profit are subject to revisions as the project progresses to completion. Revisions in profit estimates are reflected in income in the period in which the facts that give rise to the revision become known. These revisions could be material to the Company's results of operations. For the Company's teleservices business, revenues are recognized at the time services are performed.

Goodwill and Other Intangible Assets

          The Company has significant intangible assets related to goodwill and other identifiable intangible assets, such as non-competition agreements. The determination of the related estimated useful lives involves significant judgments. Changes in those useful lives could be material to the Company's results of operations.

          In assessing the recoverability of the Company's goodwill and other identifiable intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. On January 1, 2002, the Company adopted Statement No. 142, Goodwill and Other Intangible Assets, which requires the Company to analyze its goodwill for impairment in 2002, and then on an annual basis thereafter. At the date of adoption, the Company reclassified assembled workforce intangible assets with an unamortized balance of $865 to goodwill and recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company's Mexican subsidiary of $292, or $(0.05) per share. During the year the Company identified other intangible assets with useful life that can no longer be determined. As a result, the Company reclassified $480 from other intangible assets to goodwill in the fourth quarter of 2002. In the fourth quarter of 2002, the Company recorded a non-cash impairment charge of $5,938 to reduce the carrying value of goodwill in the U.S. market research reporting unit. See Note 3 to Consolidated Financial Statements "Goodwill and other intangibles" for additional information.

Recent Accounting Pronouncements

          In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company has adopted Statement 143 on January 1, 2003 and the adoption of Statement 143 will not have any material impact on the Company's results of operations, financial position or cash flows.

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

          In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. Statement 148 amends Statement 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and have been incorporated into Note 1 to the consolidated financial statements "Summary of Significant Accounting Policies".

Inflation and Foreign Currency Exchange

          Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact through 2003. The foreign currency exchange fluctuations did not have a material impact on the Company's operating results in 2002. In 2001 and 2000, the appreciation of the U.S. dollar versus the British pound had negatively affected the Company's operating results in both years. As the Company continues to expand its international operations, exposures to gains and losses from foreign currency fluctuations will increase. It has not been the Company's practice to enter into foreign exchange contracts, but such contracts may be used in the future if the Company deems them to be an appropriate resource to manage the Company's exposure to movements in foreign currency exchange rates.

Risk Factors

          Readers of this report should be aware that the following important factors, among others, in some cases have affected, and in the future could affect, the actual operating results of the Company and could cause the Company's actual consolidated results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

          The Company's success depends on its ability to retain its existing clients and obtain new clients. The Company's clients generally may terminate the services it provides to them at any time. The loss of one or more of the Company's large clients or a significant reduction in business from such clients could have a material adverse effect on the Company. The existence of larger projects and long-term client relationships may increase the Company's reliance on particular projects and clients. In 2002, approximately 53% of the Company's revenue was generated by providing services to various U.S. governmental departments and agencies.

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

Forward-looking Statements

          Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K, are forward-looking statements. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, and include the following:

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

          These forward-looking statements are subject to risks, uncertainties, and assumptions about the Company and its operations that are subject to change based on various important factors, some of which are beyond the Company's control. The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in its forward-looking statements:

     .  fluctuations in demand for the Company's services;
     .  competition;
     .  the Company's dependence on key personnel;
     .  government funding of social research projects;
     . leverage and debt service (including sensitivity to fluctuations in interest rates);
     . domestic and global economic, credit and capital market conditions; . foreign exchange fluctuations;
     . changes in federal or state tax laws or the administration of these laws;
     . regulatory or judicial proceedings; and . certain other risks described in this Annual Report on Form 10-K, including the risks presented under the heading "Risk Factors."

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company monitors its interest rate and foreign exchange rate exposures on an ongoing basis. Historically, the Company has entered into interest rate hedging contracts and will continue to evaluate their appropriateness. As of December 31, 2002, the Company was not a party to any interest rate hedging contracts.

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

          The following table provides information about the financial instruments of the Company that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates as of February 26, 2003 by expected maturity dates.

----------------------------------------------------------------------------------------------------------------------
                                                  Interest Rate Sensitivity
                                            Principal Amount by Expected Maturity
                                                    Average Interest Rate

                                                                                        There-             Fair Value
                                         2003      2004      2005     2006     2007     After     Total    12/31/02
----------------------------------------------------------------------------------------------------------------------
Liabilities
Long-term debt including current
portion:
    Variable rate debt                  $6,000   $26,515         -        -        -         -   $32,515    $32,515
    Average interest rate -
      LIBOR+3.75%
    Fixed rate debt - 12.5%                                 $3,750   $7,500   $3,750         -   $15,000    $13,346

----------------------------------------------------------------------------------------------------------------------

Item 8.   Financial Statements and Supplementary Data

          The Company's financial statements, together with the report of the Company's independent auditors, are set forth beginning at page F-1 at the end of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          Except as set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, this information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders for 2003 ("2003 Proxy Statement"), to be filed with SEC within 120 days following the end of the Company's fiscal year ended December 31, 2002, and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation

          This information will be contained in the Company's 2003 Proxy Statement, to be filed with SEC within 120 days following the end of the Company's fiscal year ended December 31, 2002, and is hereby incorporated by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required by Item 403 of Regulation S-K will be contained in the Company's 2003 Proxy Statement, to be filed with SEC within 120 days following the end of the Company's fiscal year ended December 31, 2002, and is hereby incorporated by reference thereto.

          The following table provides information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance.


                                         Equity Compensation Plan Information
---------------------------------------------------------------------------------------------------------------------
                                                                                             Number of securities
                                    Number of securities                                   remaining available for
                                      to be issued upon                                     future issuance under
                                         exercise of             Weighted-average         equity compensation plans
                                    outstanding options,         exercise price of          (excluding securities
Plan Category                       warrants and rights         outstanding options      reflected in column (a))(1)
-------------------------------    ----------------------     -----------------------   -----------------------------
                                            (a)                         (b)                           (c)
Equity compensation plans
approved by security holders
                                                 899,972                       $6.51                        967,217

Equity compensation plans not
approved by security holders
(2)                                              465,000                       $5.93                              -

(1) Amount includes shares reserved for issuance under 1997 Stock Incentive Plan, Opinion Research Corporation Employee Stock Purchase Plan, Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants, and the ORC Holdings, Ltd. Employee Share Ownership Plan. See Note 12 and Note 13 to Consolidated Financial Statements for additional information.

(2) Amount includes 200,000 non-plan options granted to two senior executives and 265,000 warrants issued to various investment advisors as a form of compensation.

Item 13.  Certain Relationships and Related Transactions

          This information will be contained in the Company's 2003 Proxy Statement, to be filed with SEC within 120 days following the end of the Company's fiscal year ended December 31, 2002, and is hereby incorporated by reference thereto.

Item 14.  Controls and Procedures

          The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  The following documents are filed as part of this report.

          1.   Financial Statements                                     Page Reference
               --------------------                                     --------------
               Report of Independent Auditors                                   F-1

               Consolidated Balance Sheets as of December 31,                   F-2
                2002 and 2001

               Consolidated Statements of Operations for                        F-3
                the years ended December 31, 2002, 2001,
                and 2000

               Consolidated Statements of Stockholders' Equity                  F-4
                for the years ended December 31, 2002, 2001, and 2000

               Consolidated Statements of Cash Flows for                        F-5
                the years ended December 31, 2002, 2001, and 2000

               Notes to Consolidated Financial Statements                       F-6

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

     4.3 Amendment No. 2 to Rights Agreement dated September 1, 2001 - Incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2000 (the "2000 8-K").

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

   *10.2 Employment Agreement between the Registrant and Douglas L. Cox dated January 23, 2002 - Incorporated by reference to Exhibit
                10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K").

   *10.3 Employment Agreement between the Registrant and Frank J. Quirk dated January 25, 2002 - Incorporated by reference to Exhibit
                10.2 to the 2001 10-K.

   *10.4 Employment Agreement between the Registrant and James C. Fink dated January 28, 2002.

   *10.5 Employment Agreement between the Registrant and Kevin P. Croke dated January 23, 2002.

   *10.6        Employment Agreement between ORC International Ltd. and Nigel M.
                Maxfield dated January 25, 2002.

   *10.7 Employment Agreement among Opinion Research Corporation, ORC ProTel Inc., and Ruth R. Wolf dated January 1, 1998 - Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

   *10.8 Employment Agreement between Macro International Inc. and Michael T. Errecart dated May 20, 1999 - Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 1999.

   *10.9 Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Terence W. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.1 to the 2000 8-K.

   *10.10       Employment Agreement between Macro International Inc. and Lewis
                D. Eigen dated October 31, 2001 - Incorporated by reference to
                Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

   *10.11       1997 Stock Incentive Plan - Incorporated by reference to Exhibit
                10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

   *10.12 Amendment to the 1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the "2001 10-Q").

   *10.13 Opinion Research Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 8, 2000.

   *10.14 Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants
                - Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 25, 2000.

   10.15 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility)
                - Incorporated by reference to Exhibit 10.16 to the Form S-1.

   10.16 Lease dated August 27, 1993 between Carrollton Enterprises Associates Limited Partnership and Macro International, Inc. - Incorporated by reference to Exhibit 10.14 to the 1999 10-K.

   10.17 Lease and Lease Addendum dated February 24, 1995 between North Bethesda Associates Limited Partnership and Social & Health Services, Ltd. - Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

   10.18 First Amendment to Lease dated January 1, 1999 and Second Amendment to Lease dated September 15, 1999, between Bethesda Properties, L.L.C. and Social & Health Services, Ltd. - Incorporated by reference to Exhibit 10.16 to the 2000 10-K.

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

   10.21 Consent and Ninth Amendment to Credit Agreement dated February 10, 2003 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

   10.22 Eighth Amendment to Credit Agreement dated September 29, 2002 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 ("2002 10-Q")

   10.23 Seventh Amendment to Credit Agreement dated March 19, 2002 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

   10.24 Sixth Amendment to Credit Agreement and Amendment to Security Documents dated November 30, 2001 between Opinion Research Corporation and ORC Inc., and Heller Financial, Inc.

   10.25 Waiver and Fifth Amendment to Credit Agreement dated October 4, 2001 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 2001 10-Q.

   10.26 Fourth Amendment to Credit Agreement dated October 1, 2001 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

   10.27 Third Amendment to Credit Agreement dated December 18, 2000 between Opinion Research Corporation and ORC Inc., and Heller Financial, Inc.

   10.28 Credit Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 1999 10-Q.

   10.29 Security Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.2 to the 1999 10-Q.

   10.30 Fourth Amendment to Investment Agreement dated February 12, 2003 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation.

   10.31 Third Amendment to Investment Agreement dated September 29, 2002 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation. - Incorporated by reference to Exhibit 10.5 to the 1999 10-Q.

   10.32 Second Amendment to Investment Agreement dated March 19, 2002 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation.

   10.33 Investment Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Investment Corporation, and Allied Capital Corporation. - Incorporated by reference to Exhibit 10.5 to the 1999 10-Q.

   10.34 Allonge to Debenture for $9.5 million dated February 11, 2003 issued by Opinion Research Corporation to Allied Capital Corporation.

   10.35 Allonge to Debenture for $5.5 million dated February 11, 2003 issued by Opinion Research Corporation to Allied Investment Corporation.

   10.36 Subordinated Debenture for $9.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Capital Corporation - Incorporated by reference to Exhibit 10.7 to the 1999 10-Q.

   10.37 Subordinated Debenture for $5.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Investment Corporation - Incorporated by reference to Exhibit 10.8 to the 1999 10-Q.

   10.38 Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit
                10.9 to the 1999 10-Q.

   10.39 Amendment No. 1 to Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.12 to the 2000 8-K.

   10.40 Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.10 to the 1999 10-Q.

   10.41 Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.11 to the 1999 10-Q.

   10.42 Purchase Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit
                10.5 to the 2000 8-K.

   10.43 Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to
                Exhibit 10.6 to the 2000 8-K.

   10.44 Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.7 to the 2000 8-K.

   10.45 Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.8 to the 2000 8-K.

   10.46 Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000
                - Incorporated by reference to Exhibit 10.9 to the 2000 8-K.

   10.47 Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.10 to the 2000 8-K.

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

                                        OPINION RESEARCH CORPORATION


                                        By:          /s/ John F. Short
                                            ------------------------------------
                                                  John F. Short, Chairman

                                     Dated:           March 21, 2003
                                            ------------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ John F. Short           Chairman of the Board, Chief Executive Officer,
-------------------------
John F. Short               President and Director
                            (Principal Executive Officer)

/s/ Douglas L. Cox          Executive Vice President and Chief Financial Officer
-------------------------
Douglas L. Cox              (Principal Financial and Accounting Officer)

/s/ Dale J. Florio          Director
-------------------------
Dale J. Florio

/s/ John J. Gavin           Director
-------------------------
John J. Gavin

/s/ Stephen A. Greyser      Director
-------------------------
Stephen A. Greyser

/s/ Seth J. Lehr            Director
-------------------------
Seth J. Lehr

/s/ Frank J. Quirk          Executive Vice President and Director
-------------------------
Frank J. Quirk

/s/ Lenard B. Tessler       Director
-------------------------
Lenard B. Tessler

                                  CERTIFICATION

I, John F. Short, Chairman, CEO and President of Opinion Research Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Opinion Research Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 21, 2003             Signed:    /s/ John F. Short
       --------------------                   ----------------------------------
                                     Name:         John F. Short
                                     Title:        Chairman, CEO and President

                                  CERTIFICATION

I, Douglas L. Cox, Executive Vice President and Chief Financial Officer of Opinion Research Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Opinion Research Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 21, 2003             Signed:    /s/ Douglas L. Cox
       --------------------                   ----------------------------------
                                     Name:         Douglas L. Cox
                                     Title:        Executive Vice President and
                                                   Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Opinion Research Corporation (the "Company") on Form 10-K for the fiscal year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Short, Chairman, CEO and President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     March 21, 2003             Signed:    /s/ John F. Short
       --------------------                   ----------------------------------
                                     Name:         John F. Short
                                     Title:        Chairman, CEO and President

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Opinion Research Corporation (the "Company") on Form 10-K for the fiscal year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas L. Cox, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:     March 21, 2003             Signed:    /s/ Douglas L. Cox
       --------------------                   ----------------------------------
                                     Name:         Douglas L. Cox
                                     Title:        Executive Vice President and
                                                   Chief Financial Officer

                         Report of Independent Auditors



The Board of Directors and Stockholders
Opinion Research Corporation

We have audited the accompanying consolidated balance sheets of Opinion Research Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opinion Research Corporation and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

                                      /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 11, 2003

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                             December 31,
                                                                                 ----------------------------------
                                                                                       2002               2001
                                                                                 ----------------   ---------------
                                                Assets

Current Assets:
    Cash and cash equivalents                                                   $          2,549   $         2,355
    Accounts receivable:
       Billed                                                                             21,936            24,729
       Unbilled services                                                                  13,480            13,255
                                                                                 ----------------   ---------------
                                                                                          35,416            37,984
       Less: allowance for doubtful accounts                                                 348               284
                                                                                 ----------------   ---------------
                                                                                          35,068            37,700
    Prepaid and other current assets                                                       3,151             2,575
                                                                                 ----------------   ---------------
Total current assets                                                                      40,768            42,630

Property and equipment, net                                                                8,549             9,777
Intangibles, net                                                                           1,230             3,532
Goodwill                                                                                  48,577            53,144
Other assets                                                                               3,312             3,833
                                                                                 ----------------   ---------------
                                                                                $        102,436   $       112,916
                                                                                 ================   ===============

                                 Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                                            $          5,501   $         4,232
    Accrued expenses                                                                      11,490             9,897
    Deferred revenues                                                                      2,090             4,397
    Short-term borrowings                                                                  6,000             4,500
    Other current liabilities                                                                954             1,751
                                                                                 ----------------   ---------------
Total current liabilities                                                                 26,035            24,777

Long-term debt                                                                            40,866            50,913
Other liabilities                                                                            720               893

Redeemable Equity:
    Preferred stock:
      Series B - 10 shares designated, issued and outstanding,
         aggregate liquidation value of $100                                                 -                 -
      Series C - 588,229 shares designated, none issued or outstanding                       -                 -
    Common stock, 1,176,458 shares issued and outstanding                                  8,900             8,900

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized:
      Series A - 10,000 shares designated, none issued or outstanding                        -                 -
    Common stock, $.01 par value, 20,000,000 shares authorized in
       2002 and 10,000,000 shares authorized in 2001, 4,879,813
       shares issued and 4,830,991 outstanding in 2002, and 4,722,605
       shares issued and 4,673,783 outstanding in 2001                                        49                47
    Additional paid-in capital                                                            19,302            18,581
    Retained earnings                                                                      6,938             9,851
    Treasury stock, at cost, 48,822 shares in 2002 and 2001                                 (261)             (261)
    Accumulated other comprehensive loss                                                    (113)             (785)
                                                                                 ----------------   ---------------
Total stockholders' equity                                                                25,915            27,433
                                                                                 ----------------   ---------------
                                                                                $        102,436   $       112,916
                                                                                 ================   ===============

                 See notes to consolidated financial statements.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
               (in thousands, except share and per share amounts)

                                                                                            Year Ended December 31,
                                                                           -------------------------------------------------------
                                                                                  2002               2001               2000
                                                                           -----------------   ----------------   ----------------
Revenues                                                                  $         175,260   $        176,909   $        160,909
Cost of revenues                                                                    120,705            121,525            105,975
                                                                           -----------------   ----------------   ----------------
     Gross profit                                                                    54,555             55,384             54,934
Selling, general and administrative expenses                                         39,736             38,128             36,004
Depreciation and amortization                                                         4,596              8,431              7,278
Goodwill impairment charge                                                            5,938                -                  -
                                                                           -----------------   ----------------   ----------------
     Operating income                                                                 4,285              8,825             11,652
Interest and other non-operating expenses, net                                        4,784              5,413              5,681
                                                                           -----------------   ----------------   ----------------
     Income (loss) before provision for income taxes and cumulative
       effect of accounting change                                                     (499)             3,412              5,971
Provision for income taxes                                                            2,122              1,796              2,667
                                                                           -----------------   ----------------   ----------------
Income (loss) before cumulative effect of accounting change                          (2,621)             1,616              3,304

Cumulative effect of accounting change, net of tax benefit of $0                       (292)               -                  -
                                                                           -----------------   ----------------   ----------------
Net income (loss)                                                         $          (2,913)  $          1,616   $          3,304
                                                                           =================   ================   ================
Basic earnings per share:
   Income (loss) before cumulative effect of accounting change            $           (0.44)  $           0.28   $           0.70
   Cumulative effect of accounting change                                             (0.05)               -                  -
                                                                           -----------------   ----------------   ----------------
   Net income (loss)                                                      $           (0.49)  $           0.28   $           0.70
                                                                           =================   ================   ================

Diluted earnings per share:
   Income (loss) before cumulative effect of accounting change            $           (0.44)  $           0.27   $           0.65
   Cumulative effect of accounting change                                             (0.05)               -                  -
                                                                           -----------------   ----------------   ----------------
   Net income (loss)                                                      $           (0.49)  $           0.27   $           0.65
                                                                           =================   ================   ================


Weighted average common shares outstanding:
  Basic                                                                           5,948,797          5,762,383          4,691,859
  Diluted                                                                         5,948,797          5,991,566          5,053,217

                 See notes to consolidated financial statements.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)


                                                                                     Additional
                                                           Common stock                paid-in          Retained
                                                     --------------------------
                                                      Shares          Amount           capital          earnings
                                                     ----------     -----------     --------------     ------------
Balance, December 31, 1999                               4,293              43             15,475            4,931
Comprehensive income:
        Net income                                           -               -                  -            3,304
        Other comprehensive income:
             Foreign currency translation
                  adjustments                                -               -                  -                -

        Comprehensive income
Exercise of stock options                                   37               -                168                -
Issuance of capital stock and warrants                     145               2              1,830                -
                                                     ----------     -----------     --------------     ------------
Balance, December 31, 2000                               4,475              45             17,473            8,235
Comprehensive income:
        Net income                                           -               -                  -            1,616
        Other comprehensive income:
             Foreign currency translation
                  adjustments                                -               -                  -                -

        Comprehensive income
Exercise of stock options                                   13               -                 29                -
Issuance of capital stock and warrants                     235               2              1,079
Treasury shares purchased                                    -               -                  -                -
                                                     ----------     -----------     --------------     ------------
Balance, December 31, 2001                               4,723              47             18,581            9,851
Comprehensive loss:
        Net loss                                             -               -                  -          (2,913)
        Other comprehensive loss:
             Foreign currency translation
                  adjustments                                -               -                  -                -

        Comprehensive loss
Exercise of stock options                                    7               -                 27                -
Issuance of capital stock                                  150               2                694                -
                                                     ----------     -----------     --------------     ------------
Balance, December 31, 2002                               4,880     $        49     $       19,302     $      6,938
                                                     ==========     ===========     ==============     ============

                                                       Accumulated
                                                          other                                                Total
                                                      comprehensive             Treasury stock             stockholders'
                                                                           --------------------------
                                                      income (loss)         Shares          Amount             equity
                                                     -----------------     ----------     -----------     -----------------
Balance, December 31, 1999                                       (70)             38           (186)                20,193
Comprehensive income:
        Net income                                                  -              -               -                 3,304
        Other comprehensive income:
             Foreign currency translation
                  adjustments                                   (537)              -               -                  (537)
                                                                                                         -----------------
        Comprehensive income                                                                                         2,767
Exercise of stock options                                           -              -               -                   168
Issuance of capital stock and warrants                              -              -               -                 1,832
                                                     -----------------     ----------     -----------     -----------------
Balance, December 31, 2000                                      (607)             38           (186)                24,960
Comprehensive income:
        Net income                                                  -              -               -                 1,616
        Other comprehensive income:
             Foreign currency translation
                  adjustments                                   (178)              -               -                 (178)
                                                                                                          -----------------
        Comprehensive income                                                                                         1,438
Exercise of stock options                                           -              -               -                    29
Issuance of capital stock and warrants                                                                               1,081
Treasury shares purchased                                           -             11            (75)                  (75)
                                                     -----------------     ----------     -----------     -----------------
Balance, December 31, 2001                                      (785)             49           (261)                27,433
Comprehensive loss:
        Net loss                                                    -              -               -               (2,913)
        Other comprehensive loss:
             Foreign currency translation
                  adjustments                                     672              -               -                   672
                                                                                                          -----------------
        Comprehensive loss                                                                                         (2,241)
Exercise of stock options                                           -              -               -                    27
Issuance of capital stock                                           -              -               -                   696
                                                     -----------------     ----------     -----------     -----------------
Balance, December 31, 2002                          $            (113)            49     $      (261)    $          25,915
                                                     =================     ==========     ===========     =================

                 See notes to consolidated financial statements.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                         Year Ended December 31,
                                                                            -----------------------------------------------------
                                                                                  2002              2001              2000
                                                                            ---------------    ---------------   ----------------
Cash flows from operating activities:
   Net income (loss)                                                        $       (2,913)    $        1,616    $         3,304
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                                   4,596              8,431              7,278
     Goodwill impairment charge                                                      5,938                  -                  -
     Cumulative effect of accounting change                                            292                  -                  -
     Loss (gain) on disposal of fixed assets                                            65                 (3)                63
     Provision for doubtful accounts                                                    57                 38                  -
     Amortization of original issue discount included in interest expense              127                109                 95
     Amortization of loan fees                                                         655                385                315
     Deferred income taxes                                                            (324)              (688)              (964)
     Changes in operating assets and liabilities, net of effects from acquisitions,
        Billed accounts receivable                                                   3,230              2,372             (2,710)
        Unbilled services                                                             (105)               888             (1,582)
        Other assets                                                                  (319)              (692)               (58)
        Accounts payable                                                             1,159               (494)               (21)
        Accrued expenses                                                             1,392             (1,567)             4,980
        Deferred revenues                                                           (2,397)              (414)             1,244
        Other liabilities                                                             (958)              (631)              (941)
                                                                            ---------------    ---------------   ----------------
      Net cash provided by operating activities                                     10,495              9,350             11,003
                                                                            ---------------    ---------------   ----------------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                     (46)           (10,851)           (19,344)
   Proceeds from the sale of fixed assets                                                4                 30                  -
   Capital expenditures                                                             (2,334)            (3,934)            (4,440)
                                                                            ---------------    ---------------   ----------------
      Net cash used in investing activities                                         (2,376)           (14,755)           (23,784)
                                                                            ---------------    ---------------   ----------------

Cash flows from financing activities:
   Borrowings under line-of-credit agreement                                        28,059             31,514             31,233
   Repayments under line-of-credit agreement                                       (32,233)           (24,975)           (24,836)
   Repayments of notes payable                                                      (4,500)            (3,000)            (2,051)
   Repayments under capital lease arrangements                                         (27)               (21)               (22)
   Redemption of acquisition stock options                                               -                  -             (2,000)
   Proceeds from issuance of capital stock, warrants, and options                      723              1,035             10,900
                                                                            ---------------    ---------------   ----------------
      Net cash provided by (used in) financing activities                           (7,978)             4,553             13,224
                                                                            ---------------    ---------------   ----------------

Effect of exchange rate changes on cash and cash equivalents                            53                (28)               (16)
                                                                            ---------------    ---------------   ----------------
Increase (decrease) in cash and cash equivalents                                       194               (880)               427
Cash and cash equivalents at beginning of period                                     2,355              3,235              2,808
                                                                            ---------------    ---------------   ----------------
Cash and cash equivalents at end of period                                  $        2,549     $        2,355    $         3,235
                                                                            ===============    ===============   ================

                 See notes to consolidated financial statements.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
               (in thousands, except share and per share amounts)


1. Summary of significant accounting policies

Nature of operations and basis of presentation

Opinion Research Corporation (the "Company" or "ORC") was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America's largest companies. The Company has evolved to provide social research, market research, information services, marketing services, and telemarketing. The Company performs public sector primary research and provides information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. The Company also assists its commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. The majority of the Company's governmental projects are in the areas of health, education, and international aid. The Company's telemarketing services consist principally of outbound customer acquisition services.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions are eliminated upon consolidation.

Revenue recognition

The Company recognizes revenues on the percentage of completion method for its market research and social research segments, which relies on a periodic determination of the ratio of costs incurred to total estimated contract costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a project can be made. Recognized revenue and profit are subject to revisions as the project progresses to completion. Revisions in profit estimates are reflected in operations in the period in which the facts that give rise to the revision become known. These revisions could be material to the Company's results of operations. For the Company's teleservices business, revenues are recognized at the time services are performed.

Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenues and are classified as a current liability. The Company grants credit primarily to large companies and government agencies and performs periodic credit evaluations of its clients' financial condition. The Company does not generally require collateral. Credit losses relating to clients generally have been within management's expectations.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


1. Summary of significant accounting policies (continued)

Revenue recognition (continued)

Reimbursements of out of pocket expenses are included in revenues with corresponding costs incurred by the Company included in costs of revenues.

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

Stock-based compensation (continued)

Under APB 25, no compensation expense is recognized at the time of the option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                                         2002            2001          2000
                                                                     ------------     ----------    ----------
      Net income (loss) - as reported .............................       ($2,913)        $1,616        $3,304
      Deduct: total stock-based employee
           compensation expense determined under
           Fair value method for all awards,
           net of related tax effects .............................          (582)          (423)         (468)
                                                                     ------------     ----------   -----------
      Net income (loss) - pro forma ...............................       ($3,495)        $1,193        $2,836
                                                                     ============     ==========   ===========

      Basic earnings (loss) per share - as reported ...............         ($.49)        $  .28        $  .70
      Basic earnings (loss) per share - pro forma .................         ($.59)        $  .21        $  .60

      Diluted earnings (loss) per share - as reported .............         ($.49)        $  .27        $  .65
      Diluted earnings (loss) per share - pro forma ...............         ($.59)        $  .20        $  .56

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               2002         2001           2000
                                                            -----------  -----------   -----------
           Expected dividend yield ......................          0%            0%            0%
           Expected stock price volatility ..............       53.4%         62.9%         66.8%
           Risk-free interest rate ......................        3.8%          5.1%          6.3%
           Expected life of options .....................    7 years        7 years       7 years

The weighted average fair value of options granted during 2002, 2001, and 2000 was $3.32, $4.34 and $6.12 per share, respectively.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders' equity but are excluded from net income (loss). The Company's other comprehensive income (loss) is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

Goodwill and other intangible assets

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Statement 142 requires goodwill to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided. Furthermore, Statement 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company uses comparable company analyses and discounted cash flow models to determine the fair value of its reporting units and whether any impairment of goodwill exists. See Note 3 for additional information regarding goodwill and other intangibles.

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

2. Recent accounting pronouncements

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted Statement 143 on January 1, 2003, and the adoption of Statement 143 will not have any material impact on the Company's results of operations, financial position or cash flows.

Effective January 1, 2002, the Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The adoption of Statement 144 did not have an impact on the Company's results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. Statement 148 amends Statement 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and have been incorporated into Note 1 to the consolidated financial statements.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3. Goodwill and other intangibles

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Instead, Statement 142 requires such assets be reviewed for impairment annually, or more frequently if certain indicators arise, using the guidance specifically provided. Upon adoption at January 1, 2002, the Company reclassified assembled workforce intangible assets with an unamortized balance of $865 to Goodwill. During the year the Company identified other intangible assets with useful life that can no longer be determined. As a result, the Company reclassified $480 from other intangible assets to goodwill in the fourth quarter of 2002. The Company has also performed an initial transitional impairment testing and determined a goodwill impairment loss in the Company's Mexican subsidiary of $292, or $(0.05) per share. The charge has been reflected as a cumulative effect of a change in accounting principle.

The Company chose October 1 to conduct its annual impairment test. Under Statement 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. In October 2002, as part of its annual impairment test, the Company engaged an independent valuation firm to determine if there had been an impairment of the goodwill associated with the Company's U.S. market research business. The analysis performed by the independent valuation firm indicated that the recorded book value of the U.S. market research reporting unit exceeded its fair value, as determined by a weighting of comparable company analyses and discounted cash flow models. Upon completion of such assessment, the Company recorded a non-cash impairment charge of $5,938 to reduce the carrying value of goodwill in the U.S. market research reporting unit.

Management believes that the decline in the fair value of its U.S. market research business can be attributed to the following:

  . A deterioration in general economic conditions during 2000 - 2002;
  . An even greater decline in business to business market research activity; . An expectation that recovery will be prolonged;

Management cannot provide assurance that an additional impairment charge will not be required in the future if the U.S. market research business does not recover as projected.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3. Goodwill and other intangibles (continued)

The following table presents a reconciliation of reported net income (loss) and earnings (loss) per share to adjusted net income (loss) and earnings (loss) per share, as if Statement 142 had been in effect for previously reported years:

                                                               Years ended December 31,
                                                       -----------------------------------------
                                                          2002            2001           2000
                                                       ------------    -----------    ----------
Net income (loss), as reported                        $    (2,913)    $      1,616  $    3,304
  Amortization of goodwill, net of tax                           -           2,627       2,033
  Amortization of workforce, net of tax                          -             208         208
                                                        ----------      ----------    --------
Net income (loss), as adjusted                             (2,913)    $      4,451  $    5,545
                                                        ==========      ==========    ========

Basic earnings (loss) per share, as reported          $     (0.49)    $       0.28  $     0.70
  Amortization of goodwill, net of tax                           -            0.46        0.43
  Amortization of workforce, net of tax                          -            0.03        0.04
                                                        ----------      ----------    --------
Basic earnings (loss) per share, as adjusted          $     (0.49)    $       0.77  $     1.17
                                                        ==========      ==========    ========

Diluted earnings (loss) per share, as reported        $     (0.49)    $       0.27  $     0.65
  Amortization of goodwill, net of tax                           -            0.44        0.40
  Amortization of workforce, net of tax                          -            0.03        0.04
                                                        ----------      ----------    --------
Diluted earnings per share, as adjusted               $     (0.49)    $       0.74  $     1.09
                                                        ==========      ==========    ========

The changes in the carrying value of goodwill as of December 31, 2002 are as follows:


                                   U.S. Market   U.K. Market                 Social
                                    Research       Research   Teleservices  Research     Other   Consolidated
--------------------------------------------------------------------------------------------------------------

Balance at January 1, 2002            $14,441         $2,200      $15,530    $20,436     $537       $53,144
Assembled workforce and other
  intangible assets reclassified          480            113            -        752        -         1,345
Earn-out payments                           -              -            -          -       46            46
Impairment loss                        (5,938)             -            -          -     (292)       (6,230)
Foreign currency translation                -            243            -          -       29           272
Balance at December 31, 2002          $ 8,983         $2,556      $15,530    $21,188     $320       $48,577
--------------------------------------------------------------------------------------------------------------

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3. Goodwill and other intangibles (continued)

The Company's intangible assets consist of the following:


                                                       December 31,
                                               --------------------------
                                                     2002         2001

Intangible assets subject to amortization:

     Customer lists                             $     3,705  $    4,554
     Non-competition agreements                       1,533       1,484
     Backlog                                          1,350       1,350
     Assembled workforce                                  -       1,917
     Other                                              497         458
                                                  ---------   ----------
                                                      7,085       9,762
Accumulated amortization                             (5,855)     (6,230)
                                                  ---------   ---------
                                                $     1,230  $    3,532
                                                  =========   =========

Amortization expense for other intangibles for the year ended December 31, 2002 and 2001 was $986 and $1,373, respectively. The prior year period includes approximately $346 of amortization related to assembled workforce that is no longer subject to amortization as discussed above. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

                 2003 ................................. $537
                 2004 .................................  312
                 2005 .................................  166
                 2006 .................................   15
                 2007 .................................   15

4.  Acquisitions

On April 30, 1999, the Company completed the purchase of all outstanding shares of stock of Macro International Inc. ("Macro"). The purchase price was comprised of a $22,300 cash payment and approximately $1,010 of additional costs related to the acquisition. In addition, over the years 1999 through 2000, the sellers were eligible to earn up to an additional $8,700 of cash payments, contingent upon achieving certain agreed-upon operating milestones. Based upon Macro's operating results for period ended April 30, 2000 and 2001, additional payments of $3,200 and $5,500 were made to the sellers in 2000 and 2001, respectively.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.  Acquisitions (continued)

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

The unaudited pro forma results of operations for the year ended December 31, 2000 which assumes the consummation of C/J and SHS purchases as of January 1, 2000, are as follows:

                                                            2000
                                                       ---------------

             Revenues                                      $180,173
             Net income                                    $  4,276

             Net income per share:
                  Basic                                    $   0.76
                  Diluted                                  $   0.72

The pro forma net income includes adjustment for amortization of goodwill and identifiable intangible assets, adjustment of interest expense, and the related income tax effects of such adjustments.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.  Accounts Receivable

Accounts receivable consists of the following:

                                                                       December 31,
                                                                 ----------------------
                                                                    2002         2001
                                                                 ----------  ----------
          Billed receivables:
               U.S. governmental departments and agencies           $ 9,168     $11,160
               Commercial clients & other                            12,768      13,569
                                                                 ----------  ----------
                                                                     21,936      24,729
                                                                 ----------  ----------
          Unbilled receivables:
               U.S. governmental departments and agencies           $ 9,772     $ 8,743
               Commercial clients & other                             3,708       4,512
                                                                 ----------  ----------
                                                                     13,480      13,255
                                                                 ----------  ----------
          Accounts receivable, gross                                $35,416     $37,984
          Less: allowance for doubtful accounts                         348         284
                                                                 ----------  ----------
          Accounts receivable, net                                  $35,068     $37,700
                                                                 ==========  ==========

One client in the Company's social research business constituted 11% of net billed receivable for the year ended December 31, 2002. No single client constituted more than 10% of net billed receivable at December 31, 2001.

6.  Property and equipment

Property and equipment consists of the following:

                                                                       December 31,
                                                                ------------------------
                                                                    2002         2001
                                                                -----------  -----------
          Leasehold improvements                                   $ 4,104      $ 3,863
          Computer equipment and software                           13,087       16,881
          Furniture, fixtures, and equipment                         5,569        6,693
          Equipment under capital lease obligations                    154          139
                                                                -----------  -----------
                                                                    22,914       27,576
          Less accumulated depreciation and amortization            14,365       17,799
                                                                -----------  -----------
          Property and equipment, net                              $ 8,549      $ 9,777
                                                                ===========  ===========

Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $3,610, $3,671, and $3,626, respectively.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Income taxes

For financial reporting purposes, income (loss) before income taxes and cumulative effect of accounting change consists of the following:

                                                 Year Ended December 31,
                                          -------------------------------------
                                             2002          2001         2000
                                          ----------    ----------   ----------

          United States                        ($978)       $3,497       $6,044
          Foreign                                479           (85)         (73)
                                          ----------    ----------   ----------
                                               ($499)       $3,412       $5,971
                                          ==========    ==========   ==========

The provision (benefit) for income taxes, excluding amounts related to cumulative effect of accounting change, consists of the following:

                                                 Year Ended December 31,
                                          -------------------------------------
                                             2002          2001         2000
                                          ----------    ----------   ----------
          Current:
             Federal                          $  821        $1,662       $2,898
             State                             1,256           610          593
             Foreign                             218           212          140
                                          ----------    ----------   ----------
             Total current                    $2,295         2,484        3,631
                                          ----------    ----------   ----------

          Deferred:
             Federal                            (238)         (308)        (732)
             State                                23          (380)        (212)
             Foreign                              42             -          (20)
                                          ----------    ----------   ----------
             Total deferred                     (173)         (688)        (964)
                                          ----------    ----------   ----------
                                              $2,122        $1,796       $2,667
                                          ==========    ==========   ==========

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes and cumulative effect of accounting change is as follows:

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Income taxes (continued)

                                                                                Year Ended December 31,
                                                                        --------------------------------------
                                                                           2002          2001          2000
                                                                        ----------    ----------    ----------
          Statutory rate applied to pre-tax income (loss)                    ($170)       $1,160        $2,030
          Add (deduct):
               State income taxes, net of federal benefit                      526           403           391
               State deferred taxes                                             41             -             -
               State NOL benefit                                              (313)            -             -
               Foreign rate differential                                        93             -             -
               Foreign operating losses for which a tax
                 benefit has not been recorded                                  34            42            70
               Effect of impairment and non-deductible goodwill
                 amortization                                                2,019           449           362
               Effect of other non-deductible expenses                          73            58            44
               Tax credits                                                    (165)         (160)         (165)
               Other                                                           (16)         (156)          (65)
                                                                        ----------    ----------    ----------
                                                                            $2,122        $1,796        $2,667
                                                                        ==========    ==========    ==========

The Company's deferred tax liabilities and assets consist of the following temporary differences:

                                                                                            December 31,
                                                                                      ------------------------
                                                                                         2002          2001
                                                                                      ----------    ----------
          Deferred tax liabilities:
             Fixed assets                                                                  ($255)            -
             Intangibles                                                                    (744)         (641)
             Other                                                                          (427)         (598)
                                                                                      ----------    ----------
                Total deferred tax liabilities                                            (1,426)       (1,239)
                                                                                      ----------    ----------
          Deferred tax assets:
             Reserves for doubtful accounts                                                  104            87
             Fixed assets                                                                      -            98
             Intangibles                                                                     607           472
             Compensation                                                                    651           624
             Accrued expenses                                                                301           253
             Other                                                                           695           313
                                                                                      ----------    ----------
                Total deferred tax assets                                                  2,358         1,847
                                                                                      ----------    ----------
          Net deferred tax assets (liabilities)                                          $   932       $   608
                                                                                      ==========    ==========

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Income taxes (continued)

At December 31, 2002 and 2001, the Company has net current deferred tax assets in the amount of $562 and $439, respectively, which are reported in the balance sheet in prepaid and other current assets. At December 31, 2002 and 2001, the Company has net long-term deferred tax assets in the amount of $370 and $169, respectively, which are reported in the balance sheet in other non-current assets. Income taxes paid in the U.S. in 2002, 2001, and 2000 were $1,837, $3,205, and $3,166, respectively. Income taxes paid in the U.K. in 2002, 2001, and 2000 were $417, $114, and $0, respectively.

At December 31, 2002, unremitted earnings of foreign subsidiaries were approximately $286. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

8.  Debt

Debt consists of the following:

                                                             December 31,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------

          Working capital facilities                      $13,015       $17,189
          Notes payable                                    33,851        38,224
                                                       ----------    ----------
          Total debt                                       46,866        55,413
          Less current maturities                           6,000         4,500
                                                       ----------    ----------
          Long-term portion                               $40,866       $50,913
                                                       ==========    ==========

In May 1999, the Company entered into a credit agreement with a financial institution for a facility which provided $30,000 of term notes and up to $20,000 of revolving credit for a six-year term (the "Senior Facility"). The Senior Facility carried an interest rate at the discretion of the Company of either the financial institution's designated base rate plus 100 basis points or LIBOR plus 250 basis points for both revolving credit and term notes. The Senior Facility is secured by substantially all of the assets of the Company.

On October 4, 2001, the Company amended its Senior Facility increasing the amount available under the revolving credit to up to $24,000 and shortening the maturity for both the revolving credit and the term notes to June 1, 2004 from May 31, 2005 (the "October 2001 Amendment"). Additionally, the October 2001 Amendment provided for an increase in the interest rate to LIBOR plus 325 basis points or the financial institution's designated base rate plus 200 basis points.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Debt (continued)

On September 29, 2002, the Company further amended its credit facilities (the "September 2002 Amendment"), which, among other things, reduced the amount available under the revolving credit from $24,000 to $19,000 and amended certain near-term financial covenants to less restrictive amounts. As of December 31, 2002, the Company had approximately $5,985 of additional credit available under the amended facilities.

In conjunction with the September 2002 Amendment, the Company wrote off $77 unamortized loan fees and incurred additional costs of $55, which have been recorded as other long-term assets in the Company's consolidated financial statements and, together with the previously unamortized loan fees of $672, are being amortized over the remaining term of the facility.

In February 2003, the Company completed another amendment to its Senior Facility (the "February 2003 Amendment") which further reduced the amount available under the revolving credit from $19,000 to $16,500 and amended certain future covenants to be less restrictive. Additionally, the February 2003 Amendment provides for an increase in the interest rate by 50 basis points to LIBOR plus 375 basis points or the financial institution's designated base rate plus 250 basis points. Upon signing the February 2003 Amendment, the Company had approximately $4,100 of additional credit available under the newly amended facilities.

The Company's Senior Facility will mature on June 1, 2004 and as is customary, may be accelerated if the Company is unable to meet various financial covenants. The Company expects to renegotiate its credit facilities during 2003, extending their maturities, and expects to meet the financial covenant requirements.

In May 1999, the Company also issued $15,000 of subordinated debentures to a financial institution. In exchange for consideration received in connection with this debt, the Company also issued warrants to purchase a maximum of 437,029 shares of the Company's common stock at an exercise price of $5.422 per share. The warrants are exercisable from the date of issuance and expire in 2007. The subordinated financing has an eight-year term and an original coupon rate of 12%. In conjunction with the February 2003 Amendment, the Company also amended its subordinated debenture to increase the coupon rate from 12% to 12.5% and amended certain future covenants to be less restrictive. The carrying value of such debt, $14,351 at December 31, 2002, is included in notes payable in the previously presented debt table.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Debt (continued)

Aggregate maturities of debt for the years ending December 31 are as follows:

          2003 ......................................   $ 6,000
          2004 ......................................    26,515
          2005 ......................................     3,750
          2006 ......................................     7,500
          2007 ......................................     3,750
          Thereafter                                          -

The Company paid interest of $3,971, $4,960, and $5,500 for the year ended December 31, 2002, 2001, and 2000, respectively.

9.  Leases

Future minimum payments required under capital and operating leases that have non-cancelable lease terms in excess of one year are as follows:

                                                        Capital      Operating
                                                        Leases        Leases
                                                       --------     -----------

          2003 ......................................       $27          $8,707
          2004 ......................................         -           7,525
          2005 ......................................         -           5,862
          2006 ......................................         -           5,109
          2007 ......................................         -           1,873
          Thereafter ................................         -           2,729
                                                       --------     -----------
          Total minimum lease payments ..............       $27         $31,806
                                                                    ===========
          Less amounts representing interest ........         1
                                                       --------
          Capitalized lease obligations .............       $26
                                                       ========

At December 31, 2002, the current capital lease obligation of $26 was recorded in the balance sheet in other current liabilities. Rent expense under operating leases was $8,412, $7,935, and $6,006, for the years ended December 31, 2002, 2001 and 2000, respectively. Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on similar properties.

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.  Benefit plans

The Company maintains a defined contribution pension and profit sharing plan covering substantially all domestic employees ("the ORC Plan") except for Macro and SHS, which maintained separate profit sharing and 401(k) plans (the "Macro Plans" and the "SHS Plans"). As of December 31, 2002, employees may contribute up to 25% of their annual salary but not to exceed the maximum allowable under the Internal Revenue Code. The respective Board of Directors may elect to match employees' contributions or contribute to the profit sharing plan. The ORC Plan assets included 159,625 and 161,625 shares of common stock of the Company as of December 31, 2002 and 2001, respectively. The Company contributed $421, $341, and $200 to the ORC Plan in 2002, 2001, and 2000, respectively. Under the Macro Plans, the Company contributed $1,900, $1,300, and $1,593 in 2002, 2001 and 2000, respectively. Under the SHS Plans, the Company contributed $377 and $365 in 2002 and 2001, respectively.

11.  Redeemable equity

On July 19, 2001, guidance was issued in EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, which requires securities with redemption features, including those that become exercisable only upon a change-in-control, be classified outside of permanent equity. As described in the paragraphs below, certain of the Company's equity instruments purchased by LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (collectively, "LLR") on September 1, 2000 contain such change-in-control redemption rights.

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

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12.  Stock options

The Company maintains a 1997 Stock Incentive Plan, which provides for the grant of up to 1,625,000 options to purchase common stock to directors and key employees of the Company. The exercise price of options granted to employees under this plan is at least equal to the fair market value of the stock on the date of grant; stock options are exercisable for seven years. Options granted under this plan are vested equally over a three-year period.

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

For 2002, 2001 and 2000, all outside directors were granted the "formula number" of 5,000 shares. In addition, each director who chaired a committee was granted options to purchase an additional 5,000 shares of the Company's common stock.

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

Stock option transactions were as follows:

                                                                        Weighted
                                                           Number       Average
                                                         of Shares   Exercise Price
                                                        -----------  ---------------
       Outstanding Balance at December 31, 1999            954,792       $5.55

       2000
       ----
       Granted                                             264,000        $8.75
       Canceled                                            (76,859)       $6.18
       Exercised                                          (118,300)       $5.01
                                                       ------------
       Outstanding Balance at December 31, 2000          1,023,633        $6.39

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12.  Stock options (continued)

                                                          Number      Weighted Average
      (continued from previous table)                   of Shares      Exercise Price
                                                     ---------------  -----------------
      2001
      ----
      Granted                                              124,000          $6.49
      Canceled                                             (26,224)         $7.01
      Exercised                                            (39,500)         $5.06
                                                     -------------
      Outstanding Balance at December 31, 2001           1,081,909          $6.43

      2002
      ----
      Granted                                              140,578          $5.70
      Canceled                                            (106,015)         $5.77
      Exercised                                            (16,500)         $5.38
                                                     -------------
      Outstanding Balance at December 31, 2002           1,099,972          $6.54
                                                     =============

In December 1997, 200,000 non-plan options were granted to three senior executives. These non-plan options were issued with an exercise price equal to the market value of the stock at the date of grant. As of December 31, 2002, 110,000 of the December 1997 non-plan options were issued and outstanding. In January 2000, an additional 90,000 non-plan options were granted to a senior executive and were outstanding as of December 31, 2002. All such non-plan options have a vesting period of three years and a life of seven years. All non-plan options are included in the previously presented option table.

Options exercisable at December 31, 2002, 2001, and 2000 were 837,560, 785,410 and 705,399, respectively. Exercise prices for options outstanding as of December 31, 2002 for the plan ranged from $3.63 to $8.875 per share. The weighted average remaining term of the outstanding options is 3.13 years. As of December 31, 2002, there were 432,145 shares available for grant under the 1997 Stock Incentive Plan.

The Company has 1,442,529 warrants issued and outstanding with a weighted average exercise price of $8.79 as of December 31, 2002 and 2001. These warrants are immediately exercisable.

At December 31, 2002, the Company has reserved an aggregate of 4,167,529 shares of common stock for issuance upon the exercise or conversion of all outstanding securities and the purchase of common stock under various stock purchase plans (see Note 13).

                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.  Stock purchase plans

In May 2001, the Company's stockholders approved the adoption of the Opinion Research Corporation Employee Stock Purchase Plan (the "Qualified Plan"), the Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants (the "Non-Qualified Plan"), and the ORC Holdings, Ltd. Employee Share Ownership Plan (the "U.K. Plan"). The Company has reserved, under the Qualified Plan, Non-Qualified Plan and the U.K. Plan, 500,000, 200,000 and 200,000 shares, respectively, of the Company's common stock for future issuance. These plans allow eligible employees, non-employee directors, and consultants who meet certain qualifications to purchase the Company's common stock at 85% of the lower of the fair market value at the beginning or end of each offering period. The following table summarizes the shares issued under the various plans for the year ended December 31, 2002 and 2001, respectively:

                                                  December 31,
                                        ---------------------------------
                                             2002              2001
                                        ---------------    --------------

          Qualified Plan                     110,315           142,767
          Non-Qualified Plan                  30,187            63,664
          U.K. Plan                            9,615             8,380

As of December 31, 2002, approximately 246,918, 106,149, and 182,005 shares remained available for future issuance under the Qualified Plan, Non-Qualified Plan, and the U.K. Plan, respectively.

14. Split-dollar life insurance

The Company has entered into an agreement with a trust established in the name of an officer of the Company. Under the agreement, the Company pays certain premiums on the life insurance policy on the officer, to which the trust is the beneficiary. The Company has been assigned certain rights to the assets of the trust as collateral for the premium paid on this life insurance policy. The amount paid by the Company for the premiums on this policy was $46 for years ended December 31, 2002, 2001, and 2000.

The cumulative premiums paid of $324 are recorded in other assets in the accompanying consolidated balance sheets. In the event the policy is terminated, the officer has guaranteed the repayment of the amount due from his trust, and has pledged certain of his personal assets to the Company to collateralize such guarantee.

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

                                     U.S.Market   U.K. Market                   Social      Total
                                      Research     Research     Teleservices   Research   Segments    Other   Consolidated
--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2002:
----------------------------

Revenues from external customers       $ 33,008       $18,988        $15,596   $105,464   $173,056    $2,204      $175,260
Depreciation and amortization             1,612           480            806      1,568      3,015       130         4,596
Goodwill impairment charge                5,938             -              -          -      5,938         -         5,938
Operating income (loss)                  (9,059)          604          2,408     10,266      4,219        66         4,285
Interest and other non-operating
 expenses, net                                                                                         4,784         4,784
Income (loss) before income taxes
 and cumulative effect of
 accounting change                                                                                                   ($499)
Total assets                           $ 19,272       $ 9,801        $19,427   $ 51,056   $ 99,556    $2,880      $102,436
Capital expenditures                   $    773       $   220        $   381       $885   $  2,259    $   75      $  2,334

Year Ended December 31, 2001:
----------------------------

Revenues from external customers       $ 41,271       $18,369        $18,466   $ 95,302   $173,408    $3,501      $176,909
Depreciation and amortization             2,427           721          2,164      2,954      8,266       165         8,431
Operating income (loss)                  (1,214)          935          2,401      7,357      9,479      (654)        8,825
Interest and other non-operating
 expenses, net                                                                                         5,413         5,413
Income before income taxes                                                                                        $  3,412
Total assets                           $ 30,348       $ 9,597        $20,220   $ 49,692   $109,857    $3,059      $112,916
Capital expenditures                   $  1,515       $   297        $   461   $  1,474   $  3,747    $  187      $  3,934

Year Ended December 31, 2000:
----------------------------

Revenues from external customers       $ 37,807       $16,956        $19,744   $ 83,011   $157,518    $3,391      $160,909
Depreciation and amortization             2,047           736          1,873      2,469      7,125       153         7,278
Operating income (loss)                   1,500           727          2,851      6,664     11,742       (90)       11,652
Interest and other non-operating
 expenses, net                                                                                         5,681         5,681
Income before income taxes                                                                                        $  5,971
Total assets                           $ 33,565       $ 9,369        $22,564   $ 48,010   $113,508    $2,449      $115,957
Capital expenditures                   $  1,573       $   297        $   651   $  1,744   $  4,265    $  175      $  4,440
--------------------------------------------------------------------------------------------------------------------------

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.  Segments (continued)

International long-lived assets are $4,927, $5,264 and $5,746 in 2002, 2001, and 2000, respectively. In 2002, 2001 and 2000, revenues from one customer of the Company's Social Research segment represented $18,670, $18,980 and $21,623 of the Company's total revenues, respectively. Revenues in the "Other" category were generated from the Company's Asia and Mexico operations. As these segments are not significant, results are not presented separately.

16.  Net income (loss) per share


The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                                                Years Ended December 31,
                                                                        ---------------------------------------
                                                                           2002          2001           2000
Income (loss) before cumulative effect of accounting
  change                                                                   ($2,621)       $1,616         $3,304
Cumulative effect of accounting change                                        (292)            -              -
                                                                        ----------    ----------     ----------
Net income (loss)                                                          ($2,913)       $1,616         $3,304

Weighted average shares outstanding:
       Basic                                                                 5,949         5,762          4,692
       Effect of dilutive potential common shares                                -           230            361
                                                                        ----------    ----------     ----------
       Diluted                                                               5,949         5,992          5,053
                                                                        ==========    ==========     ==========

Net income (loss) per common share - basic:
    Income (loss) before cumulative effect of accounting
      change                                                                 ($.44)       $  .28         $  .70
    Cumulative effect of accounting change                                    (.05)            -              -
                                                                        ----------    ----------     ----------
Net income (loss) per common share - basic                                   ($.49)       $  .28         $  .70
                                                                        ==========    ==========     ==========

Net income (loss) per common share - diluted:
    Income (loss) before cumulative effect of accounting
      change                                                                 ($.44)       $  .27         $  .65
    Cumulative effect of accounting change                                    (.05)            -              -
                                                                        ----------    ----------     ----------
Net income (loss) per common share - diluted                                 ($.49)       $  .27         $  .65
                                                                        ==========    ==========     ==========

Options and warrants to purchase 94,328 shares of common stock have not been included in the computation of diluted net income (loss) per share for the year ended December 31, 2002 as their effect would have been anti-dilutive.

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  Selected quarterly financial information (unaudited)

                                               Fourth        Third        Second        First
                                               Quarter      Quarter       Quarter      Quarter
                                              ---------    ---------     ---------    ---------
2002
----
Revenues                                      $ 44,691      $43,341       $44,777      $42,451
Gross profit                                  $ 13,734      $13,394       $14,120      $13,307
Goodwill impairment charge                     ($5,938)
Income (loss) before cumulative
  effect of accounting change                  ($5,278)     $   891       $   977      $   789
Cumulative effect of accounting
  change                                             -            -             -        ($292)
Net income (loss)                              ($5,278)     $   891       $   977      $   497

Income (loss) before cumulative
  effect of accounting change per
  common share:
    Basic                                        ($.88)     $   .15       $   .16      $   .13
    Diluted                                      ($.88)     $   .15       $   .16      $   .08

Net income (loss) per common share:
    Basic                                        ($.88)     $   .15       $   .16      $   .13
    Diluted                                      ($.88)     $   .15       $   .16      $   .08

Weighted average shares outstanding:
    Basic                                        6,007        5,971         5,939        5,896
    Diluted                                      6,007        6,019         6,121        6,004

2001
----
Revenues                                      $ 43,972      $41,943       $45,159      $45,835
Gross profit                                  $ 13,209      $13,042       $14,148      $14,985
Net income                                    $    188      $     5       $   354      $ 1,069
Net income per common share:
    Basic                                     $   0.03      $  0.00       $  0.06      $  0.19
    Diluted                                   $   0.03      $  0.00       $  0.06      $  0.18

Weighted average shares outstanding:
    Basic                                        5,842        5,795         5,742        5,668
    Diluted                                      5,901        5,977         6,105        5,981

                 OPINION RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Interest rate instruments

At December 31, 2000, the Company had an interest rate cap agreement outstanding for a notional amount of $3,000. This agreement expired in January 2001. The Company does not currently utilize any interest rate derivative financial instruments.

19.  Joint Venture

The Company entered into a joint venture agreement during 2001 for the purpose of developing new research-based products. In 2002, the Company contributed $1,085 in services and cash and, since inception, has contributed an aggregate of $1,155. All amounts funded to date have been expensed except for an investment of $79 in the joint venture which is included in other current assets in the Company's consolidated balance sheet.

                 Schedule II - Valuation and Qualifying Accounts
                  OPINION RESEARCH CORPORATION AND SUBSIDIARIES
                            (in Thousands of Dollars)


Rule 12-09.  Valuation and Qualifying Accounts

                                                                   Additions
                                                       ------------------------------
                                         Balance at     Charged to        Charged to                         Balance
                Description              beginning        costs        other accounts    Deductions -         at end
                                         of period     and expenses      - describe        describe         of period
---------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2002:
  Deducted from asset account:
     Allowance for Doubtful Accounts     $      284    $        211                      $        147 (1)   $     348
     Accumulated Amortization:
       Goodwill                              10,519               -                            10,519 (4)           -
       Intangible Assets                      6,231             986                             1,362 (5)       5,855
                                         ----------    ------------                      ------------       ---------
     Totals                              $   17,034    $      1,197                      $     12,028       $   6,203
                                         ==========    ============                      ============       =========

Year ended December 31, 2001:
  Deducted from asset account:
     Allowance for Doubtful Accounts     $      246    $        148                      $        110 (1)   $     284
     Accumulated Amortization:
       Goodwill                               7,131           3,388                                            10,519
       Intangible Assets                      4,853           1,378                                             6,231
                                         ----------    ------------                      ------------       ---------
     Totals                              $   12,230    $      4,914                      $        110       $  17,034
                                         ==========    ============                      ============       =========

Year ended December 31, 2000:
  Deducted from asset account:
     Allowance for Doubtful Accounts     $      259    $          -                      $         13 (1)   $     246
     Accumulated Amortization:
       Capitalized Production Costs           1,076               -                             1,076 (2)           -
       Goodwill                               4,657           2,604                               130 (3)       7,131
       Intangible Assets                      3,805           1,048                                             4,853
                                         ----------    ------------                      ------------       ---------
     Totals                              $    9,797    $      3,652                      $      1,219       $  12,230
                                         ==========    ============                      ============       =========

(1)  Uncollectible accounts written-off
(2)  Fully amortized asset written-off
(3)  Adjustment of original goodwill amount for certain acquisitions
(4) Per Statement 142, "Goodwill and Other Intangible Assets", effective January 1, 2003, goodwill is no longer amortized. Accordingly, the accumulated amortization has been netted against the goodwill amount.
(5) Amount was written-off due to reclassification of workforce and unidentifiable intangibles to goodwill per Statement 142.

                          OPINION RESEARCH CORPORATION


                           Annual Report on Form 10-K


                                  EXHIBIT INDEX

Exhibit No.

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

     4.3 Amendment No. 2 to Rights Agreement dated September 1, 2001 - Incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2000 (the "2000 8-K").

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

   *10.2 Employment Agreement between the Registrant and Douglas L. Cox dated January 23, 2002 - Incorporated by reference to Exhibit
                10.2 to the Registrant's

                Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K").

   *10.3 Employment Agreement between the Registrant and Frank J. Quirk dated January 25, 2002 - Incorporated by reference to Exhibit
                10.2 to the 2001 10-K.

   *10.4 Employment Agreement between the Registrant and James C. Fink dated January 28, 2002.

   *10.5 Employment Agreement between the Registrant and Kevin P. Croke dated January 23, 2002.

   *10.6        Employment Agreement between ORC International Ltd. and Nigel M.
                Maxfield dated January 25, 2002.

   *10.7 Employment Agreement among Opinion Research Corporation, ORC ProTel Inc., and Ruth R. Wolf dated January 1, 1998 - Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

   *10.8 Employment Agreement between Macro International Inc. and Michael T. Errecart dated May 20, 1999 - Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 1999.

   *10.9 Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Terence W. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.1 to the 2000 8-K.

   *10.10       Employment Agreement between Macro International Inc. and Lewis
                D. Eigen dated October 31, 2001 - Incorporated by reference to
                Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

   *10.11       1997 Stock Incentive Plan - Incorporated by reference to Exhibit
                10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

   *10.12 Amendment to the 1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the "2001 10-Q").

   *10.13 Opinion Research Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 8, 2000.

   *10.14 Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants
                - Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 25, 2000.

    10.15 Lease Agreement dated May 24, 1993 between the Registrant and Computer Associates International, Inc. (for Princeton facility)
                - Incorporated by reference to Exhibit 10.16 to the Form S-1.

    10.16 Lease dated August 27, 1993 between Carrollton Enterprises Associates Limited Partnership and Macro International, Inc. - Incorporated by reference to Exhibit 10.14 to the 1999 10-K.

    10.17 Lease and Lease Addendum dated February 24, 1995 between North Bethesda Associates Limited Partnership and Social & Health Services, Ltd. - Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

    10.18 First Amendment to Lease dated January 1, 1999 and Second Amendment to Lease dated September 15, 1999, between Bethesda Properties, L.L.C. and Social & Health Services, Ltd. - Incorporated by reference to Exhibit 10.16 to the 2000 10-K.

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

    10.21 Consent and Ninth Amendment to Credit Agreement dated February 10, 2003 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

    10.22 Eighth Amendment to Credit Agreement dated September 29, 2002 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 ("2002 10-Q")

    10.23 Seventh Amendment to Credit Agreement dated March 19, 2002 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

    10.24 Sixth Amendment to Credit Agreement and Amendment to Security Documents dated November 30, 2001 between Opinion Research Corporation and ORC Inc., and Heller Financial, Inc.

    10.25 Waiver and Fifth Amendment to Credit Agreement dated October 4, 2001 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 2001 10-Q.

    10.26 Fourth Amendment to Credit Agreement dated October 1, 2001 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

    10.27 Third Amendment to Credit Agreement dated December 18, 2000 between Opinion Research Corporation and ORC Inc., and Heller Financial, Inc.

    10.28 Credit Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 1999 10-Q.

    10.29 Security Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.2 to the 1999 10-Q.

    10.30 Fourth Amendment to Investment Agreement dated February 12, 2003 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation.

    10.31 Third Amendment to Investment Agreement dated September 29, 2002 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation. - Incorporated by reference to Exhibit 10.5 to the 1999 10-Q.

    10.32 Second Amendment to Investment Agreement dated March 19, 2002 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation.

    10.33 Investment Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Investment Corporation, and Allied Capital Corporation. - Incorporated by reference to Exhibit 10.5 to the 1999 10-Q.

    10.34 Allonge to Debenture for $9.5 million dated February 11, 2003 issued by Opinion Research Corporation to Allied Capital Corporation.

    10.35 Allonge to Debenture for $5.5 million dated February 11, 2003 issued by Opinion Research Corporation to Allied Investment Corporation.

    10.36 Subordinated Debenture for $9.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Capital Corporation - Incorporated by reference to Exhibit 10.7 to the 1999 10-Q.

    10.37 Subordinated Debenture for $5.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Investment Corporation - Incorporated by reference to Exhibit 10.8 to the 1999 10-Q.

    10.38 Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit
                10.9 to the 1999 10-Q.

    10.39 Amendment No.1 to Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.12 to the 2000 8-K.

    10.40 Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.10 to the 1999 10-Q.

    10.41 Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.11 to the 1999 10-Q.

    10.42 Purchase Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit
                10.5 to the 2000 8-K.

    10.43 Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to
                Exhibit 10.6 to the 2000 8-K.

    10.44 Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.7 to the 2000 8-K.

    10.45 Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.8 to the 2000 8-K.

    10.46 Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000
                - Incorporated by reference to Exhibit 10.9 to the 2000 8-K.

    10.47 Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.10 to the 2000 8-K.

    21          Subsidiaries of the Registrant.

    23          Consent of Ernst & Young LLP.


--------------------------------------------------------------------------------

* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this report