Form 10-Q
period 2003-03-31
OPINION RESEARCH CORP
filed 2003-05-12
CIK 911673

United States
 Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period from: ______________ to ______________

Commission file number 0-22554

OPINION RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-3118960

(State of incorporation)	(I.R.S. Employer Identification No.)

23 Orchard Road
Skillman, NJ	08558

(Address of principal executive offices)	(Zip Code)

908-281-5100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value – 6,042,852 shares as of March 31, 2003

INDEX

Opinion Research Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPINION RESEARCH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	March 31, 2003	December 31, 2002

Assets
Current Assets:
Cash and cash equivalents	$2,044	$2,549
Accounts receivable:
Billed	20,017	21,936
Unbilled services	14,179	13,480

	34,196	35,416
Less: allowance for doubtful accounts	344	348

	33,852	35,068
Prepaid and other current assets	3,192	3,151

Total current assets	39,088	40,768
Property and equipment, net	8,592	8,549
Intangibles, net	1,083	1,230
Goodwill	48,490	48,577
Other assets	3,679	3,312

	$100,932	$102,436

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$5,586	$5,501
Accrued expenses	10,572	11,490
Deferred revenues	1,857	2,090
Short-term borrowings	6,625	6,000
Other current liabilities	1,388	954

Total current liabilities	26,028	26,035
Long-term debt	38,435	40,866
Other liabilities	1,137	720
Redeemable Equity:
Preferred stock:
Series B - 10 shares designated, issued and outstanding, liquidation value of $10 per share	—	—
Series C - 588,229 shares designated, none issued or outstanding	—	—
Common stock, 1,176,458 shares issued and outstanding	8,900	8,900
Stockholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized:
Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 4,915,216 shares issued and 4,866,394 outstanding in 2003, and 4,879,813 shares issued and 4,830,991 outstanding in 2002	49	49
Additional paid-in capital	19,448	19,302
Retained earnings	7,671	6,938
Treasury stock, at cost, 48,822 shares in 2003 and 2002	(261)	(261)
Accumulated other comprehensive loss	(475)	(113)

Total stockholders' equity	26,432	25,915

	$100,932	$102,436

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$43,164	$42,451
Cost of revenues (exclusive of depreciation)	29,806	29,144

Gross profit	13,358	13,307
Selling, general and administrative expenses	9,974	9,658
Depreciation and amortization	946	1,149

Operating income	2,438	2,500
Interest and other non-operating expenses, net	1,173	1,185

Income before provision for income taxes and cumulative effect of accounting change	1,265	1,315
Provision for income taxes	532	526

Income before cumulative effect of accounting change	733	789
Cumulative effect of accounting change, net of tax benefit of $0	—	(292)

Net income	$733	$497

Basic earnings per share:
Income before cumulative effect of accounting change	$0.12	$0.13
Cumulative effect of accouting change	—	(0.05)

Net income	$0.12	$0.08

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.12	$0.13
Cumulative effect of accouting change	—	(0.05)

Net income	$0.12	$0.08

Weighted average common shares outstanding:
Basic	6,042,809	5,896,239
Diluted	6,068,124	6,004,265

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities
Net income	$733	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	946	1,149
Cumulative effect of accounting change	—	292
Non-cash interest expense	244	168
Change in:
Accounts receivable	985	(309)
Other assets	(724)	(1,057)
Accounts payable and accrued expenses	(787)	(58)
Deferred revenues	(193)	(84)
Other liabilities	680	(671)

Net cash provided by (used in) operating activities	1,884	(73)

Cash flows from investing activities:
Payments for acquisitions	—	(46)
Capital expenditures	(643)	(548)

Net cash used in investing activities	(643)	(594)

Cash flows from financing activities:
Borrowings under line-of-credit agreements	10,710	6,445
Repayments under line-of-credit agreements	(11,050)	(5,950)
Repayments of notes payable	(1,500)	(1,125)
Repayments under capital lease arrangements	(6)	(8)
Proceeds from the sale of common stock and options	145	202

Net cash used in financing activities	(1,701)	(436)

Effect of exchange rate changes on cash and cash equivalents	(45)	(15)

Decrease in cash and cash equivalents	(505)	(1,118)
Cash and cash equivalents at beginning of period	2,549	2,355

Cash and cash equivalents at end of period	$2,044	$1,237

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$244	$—

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)
(in thousands, except shares and per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENT

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations.  That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The Company has adopted Statement 143 on January 1, 2003 and the adoption of Statement 143 did not have any impact on the Company’s results of operations, financial position or cash flows.

NOTE C - CREDIT FACILITY

In February 2003, the Company completed an amendment to its senior credit facility (the “Amendment”) which reduced the amount available under the revolving credit from $19,000 to $16,500 and amended certain future covenants to be less restrictive.  Additionally, the Amendment provides for an increase in the interest rate by 50 basis points to LIBOR plus 375 basis points or the financial institution’s designated base rate plus 250 basis points.  As of March 31, 2003 the Company had approximately $3,825 of credit available under the senior credit facility as amended.  In conjunction with the Amendment, the Company also amended its subordinated debenture to increase the coupon rate from 12% to 12.5% and amended certain future covenants to be less restrictive.

The Company’s senior credit facility will mature on June 1, 2004 and, as is customary, may be accelerated if the Company is unable to meet various financial covenants.  The Company expects to renegotiate its credit facilities during 2003, extending their maturities, and expects to meet the financial covenant requirements.

NOTE D - STOCK-BASED COMPENSATION

The Company accounts for its employee stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations.  The Company has adopted the disclosure-only provisions of Statement 123, Stock-Based Compensation and Statement 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which was releasedin December 2002 as an amendment of Statement 123.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards:

	Three Months Ended March 31,

	2003	2002

Net income – as reported	$733	$497
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(101)	(140)

Net income – pro forma	$632	$357

Basic earnings per share – as reported	$.12	$.08
Basic earnings per share – pro forma	$.10	$.06
Diluted earnings per share – as reported	$.12	$.08
Diluted earnings per share – pro forma	$.10	$.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002

Expected dividend yield	0%	0%
Expected stock price volatility	53.5%	53.4%
Risk-free interest rate	3.97%	3.80%
Expected life of options	7 years	7 years

The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $3.09 and $3.33 per share, respectively.

NOTE E - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2003	2002

Numerator:
Income before cumulative effect of accounting change	$733	$789

Numerator for basic and diluted earnings per share	$733	$789

Denominator:
Denominator for basic earnings per share
Weighted-average shares	6,043	5,896
Effect of dilutive stock options	25	108

Denominator for diluted earnings per share
Adjusted weighted-average shares	6,068	6,004

Income before cumulative effect of accounting change per common share:
Basic earnings per share	$0.12	$0.13

Diluted earnings per share	$0.12	$0.13

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill as of March 31, 2003 are as follows:

	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Other	Consolidated

Balance at January 1, 2003	$8,983	$2,556	$15,530	$21,188	$320	$48,577
Reclassification between reporting entities	(593)	—	—	593	—	—
Foreign currency translation	—	(70)	—	—	(17)	(87)
Balance at March 31, 2003	$8,390	$2,486	$15,530	$21,781	$303	$48,490

The Company’s intangible assets consist of the following:

	March 31, 2003	December 31, 2002

Intangible assets subject to amortization:
Customer lists	$3,680	$3,705
Non-competition agreements	1,518	1,533
Backlog	1,350	1,350
Other	468	497

	7,016	7,085
Accumulated amortization	(5,933)	(5,855)

	$1,083	$1,230

Amortization of intangible assets was $138 for the three months ended March 31, 2003 and $246 for the three months ended March 31, 2002, respectively.  The estimated aggregate amortization expense for 2003 and each of the five succeeding years is as follows:

2003	$537
2004	312
2005	166
2006	15
2007	15
2008	15

NOTE G - COMPREHENSIVE INCOME

The Company’s comprehensive income for the three months ended March 31, 2003 and 2002, are set forth in the following table:

	Three Months Ended March 31,

	2003	2002

Net income	$733	$497
Other comprehensive loss:
Foreign currency translation adjustment	(362)	(104)

Comprehensive income	$371	$393

NOTE H - SEGMENTS

The Company’s operations by business segments for the three months ended March 31, 2003 and 2002, are presented in the table below.  For both periods presented, the U.S. market research segment included unallocated corporate headquarters related expenses.

	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Total Segments	Other	Consolidated

Three months ended March 31, 2003:
Revenues from external customers	$6,584	$4,612	$3,389	$27,805	$42,390	$774	$43,164
Operating income (loss)	(978)	186	257	3,010	2,475	(37)	2,438
Interest and other non-operating expenses, net							1,173
Income before provision for income taxes and cumulative effect of accounting change							1,265
Three months ended March 31, 2002:
Revenues from external customers	$8,440	$4,770	$4,096	$24,007	$41,313	$1,138	$42,451
Operating income (loss)	(713)	235	500	2,471	2,493	7	2,500
Interest and other non- operating expenses, net							1,185
Income before provision for income taxes and cumulative effect of accounting change							1,315

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s interim financial statements and notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q, and the Company’s audited financial statements and the MD&A contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2003 (the “Form 10-K”).  The following discussion contains forward-looking statements that involve risks and uncertainties.  The words “may,” “could,” “believe,” “expect,” “anticipate,” or “intend” and similar expressions and phrases are intended to identify forward-looking statements.  As a result of many factors, including the factors set forth under the caption “Forward-Looking Statements” in the Form 10-K, the Company’s actual results may differ materially from those anticipated in these forward-looking statements.

Results of Operations - First Quarter 2003 as Compared to First Quarter 2002

Revenues for the first quarter of 2003 increased $713, or 2%, to $43,164 from $42,451 in 2002. Revenues increased $3,798, or 16%, in the Company’s social research business.  Revenues declined $1,856, or 22%, in U.S. market research, $707, or 17%, in the teleservices business and $158, or 3%, in U.K. market research.  In all cases, the increase or decrease in revenues in the various operating segments is due to higher or lower demand for services, with approximately $900 of the decline in U.S. market research revenues arising from the reduced scope of two client contracts and $200 from the non-renewal of a client contract.  For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $510.

Cost of revenues increased $662, or 2%, from $29,144 in 2002 to $29,806 in 2003.  Gross profit as a percentage of revenues decreased slightly from 31.4% in 2002 to 31.0% in 2003.  For the social research business, cost of revenues increased 17% from $17,239 in 2002 to $20,248 in 2003 and the gross profit percentage decreased from 28% in 2002 to 27% in 2003, reflecting increased subcontracting and reimbursable expenses partially offset by improved efficiencies.  In U.S. market research, cost of revenues decreased 22% from $5,796 in 2002 to $4,510 in 2003 and the gross profit percentage increased slightly from 31.3% in 2002 to 31.5% in 2003, reflecting improved efficiencies.  For U.K. market research, cost of revenues decreased 9% from $3,087 in 2002 to $2,797 in 2003 and the gross profit percentage increased from 35% in 2002 to 39% in 2003, reflecting lower subcontracting expenses.  In the teleservices business, cost of revenues decreased 18% from $2,168 in 2002 to $1,778 in 2003 and the gross profit percentage improved from 47.1% in 2002 to 47.5% in 2003.

Selling, general and administrative expenses (“SG&A”) increased $316, or 3%, to $9,974 in the first quarter of 2003 from $9,658 in the first quarter of 2002.  As a percentage of revenues, consolidated SG&A was stable 23% in both 2003 and 2002.

Depreciation and amortization expense decreased by $203, or 18%, to $946 in the first quarter of 2003 from $1,149 in the first quarter of 2002.  The decrease is principally due to certain fixed and intangible assets which were fully depreciated/amortized by the end of 2002.

Interest and other non-operating expenses decreased by $12, or 1%, to $1,173 in the first quarter of 2003 from $1,185 in the first quarter of 2002.  The decline is principally due to the decrease in interest expense of $41, partially offset by an increase in other non-operating expenses.

The provision for income taxes for the first quarter of 2003 and the first quarter of 2002 was $532 and $526, respectively.

With the adoption of Statement 142 on January 1, 2002, the Company recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company’s Mexican subsidiary of $292, or $(0.05) per share, in the first quarter of 2002.

As a result of all of the above, net income increased to $733 in the first quarter of 2003 from $497 in the first quarter of 2002.

Liquidity and Capital Resources

Net cash provided by operating activities for the first quarter of 2003 was $1,884 as compared to net cash used by operating activities of $73 in the first quarter of 2002.  For the three months ended March 31, 2003, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization and other non-cash items, totaling $1,923, a decrease in accounts receivable of $985, and an increase of $680 in other liabilities, offset by an increase in other assets of $724 and decreases in accounts payable and accrued expenses of $787 and deferred revenues of $193.  For the three months ended March 31, 2002, the net cash used in operating activities was primarily generated by net income, after adjusting for depreciation and amortization and other non-cash items, totaling $2,106 offset by increases in accounts receivable of $309 and other assets of $1,057, and a decrease in liabilities of $813.

Investing activities for the first quarter of 2003 consisted of capital expenditures totaling $643.  Investing activities for the first quarter of 2002 included capital expenditures of $548 and an acquisition related payment of $46.

Financing activities included a net reduction in borrowings during the first three months of 2003 totaling $1,840 and proceeds from the sale of the Company’s common stock under the Company’s stock purchase plans of $145.  This compares to net reduction in borrowing of $630 and proceeds of $202 from the sale of common stock and the exercises of stock options in the first three months of 2002.

In February 2003, the Company completed an amendment to its senior credit facility (the “Amendment”) which reduced the amount available under the revolving credit from $19,000 to $16,500 and amended certain future covenants to be less restrictive.  Additionally, the Amendment provides for an increase in the interest rate by 50 basis points to LIBOR plus 375 basis points or the financial institution’s designated base rate plus 250 basis points.  As of March 31, 2003 the Company had approximately $3,825 of credit available under the senior credit facility as amended.  In conjunction with the Amendment, the Company also amended its subordinated debenture to increase the coupon rate from 12% to 12.5% and amended certain future covenants to be less restrictive.

The Company’s senior credit facility will mature on June 1, 2004 and, as is customary, may be accelerated if the Company is unable to meet various financial covenants.  The Company expects to renegotiate its credit facilities during 2003, extending their maturities, and expects to meet the financial covenant requirements.

The Company entered into a joint venture agreement during 2001 for the purpose of developing new research-based products.  In 2003, the Company contributed $366 in services and cash and, since inception, has contributed an aggregate of $1,521.  All amounts funded to date have been expensed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risk since December 31, 2002 that would have a material effect on the Company’s risk exposure as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

PART II:  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

	a)	Exhibits

		99.1	Certification by John F. Short, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99.2	Certification by Douglas L. Cox, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	b)	Reports on Form 8-K

The Company filed a current report on Form 8-K on April 29, 2003 pursuant to Item 9 and Item 12 relating to the announcement of earnings for the quarter ended March 31, 2003 (including unaudited financial information).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPINION RESEARCH CORPORATION

(Registrant)

Date: May 12, 2003	/s/ DOUGLAS L. COX

Douglas L. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, John F. Short, Chairman, CEO and President of Opinion Research Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Opinion Research Corporation;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	Signed:	/s/ JOHN F. SHORT

	Name: Title:	John F. Short Chairman, CEO and President

CERTIFICATION

I, Douglas L. Cox, Executive Vice President and Chief Financial Officer of Opinion Research Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Opinion Research Corporation;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	Signed:	/s/ DOUGLAS L. COX

	Name: Title:	Douglas L. Cox Executive Vice President and Chief Financial Officer