Form 10-Q
period 2003-06-30
OPINION RESEARCH CORP
filed 2003-08-13
CIK 911673

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period from: ____________ to ____________

Commission file number 0-22554

OPINION RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	22-3118960 (I.R.S. Employer Identification No.)

600 College Road East, Suite #4100 Princeton, NJ (Address of principal executive offices)	08540 (Zip Code)

609-452-5400
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

Common Stock, $0.01 Par Value – 6,070,835 shares as of June 30, 2003

INDEX

Opinion Research Corporation and Subsidiaries

Signature	19

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

OPINION RESEARCH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Current Assets:
Cash and cash equivalents	$1,182	$2,549
Accounts receivable:
Billed	23,532	21,936
Unbilled services	12,457	13,480

	35,989	35,416
Less: allowance for doubtful accounts	351	348

	35,638	35,068
Prepaid and other current assets	3,087	3,151

Total current assets	39,907	40,768
Property and equipment, net	8,631	8,549
Intangibles, net	959	1,230
Goodwill	48,659	48,577
Other assets	3,597	3,312

	$101,753	$102,436

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,573	$5,501
Accrued expenses	10,795	11,490
Deferred revenues	1,283	2,090
Short-term borrowings	30,700	6,000
Other current liabilities	1,106	954

Total current liabilities	49,457	26,035
Long-term debt	14,422	40,866
Other liabilities	1,013	720
Redeemable Equity:
Preferred stock:
Series B - 10 shares designated, issued and outstanding, liquidation value of $10 per share	—	—
Series C - 588,229 shares designated, none issued or outstanding	—	—
Common stock, 1,176,458 shares issued and outstanding	8,900	8,900
Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized:
Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 4,943,199 shares issued and 4,894,377 outstanding in 2003, and 4,879,813 shares issued and 4,830,991 outstanding in 2002	49	49
Additional paid-in capital	19,541	19,302
Retained earnings	8,591	6,938
Treasury stock, at cost, 48,822 shares in 2003 and 2002	(261)	(261)
Accumulated other comprehensive gain (loss)	41	(113)

Total stockholders’ equity	27,961	25,915

	$101,753	$102,436

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues	$45,481	$44,777	$88,645	$87,228
Cost of revenues (exclusive of depreciation)	31,946	30,657	61,752	59,801

Gross profit	13,535	14,120	26,893	27,427
Selling, general and administrative expenses	9,676	10,218	19,650	19,876
Depreciation and amortization	1,008	1,134	1,954	2,283

Operating income	2,851	2,768	5,289	5,268
Interest and other non-operating expenses, net	1,138	1,138	2,311	2,323

Income before provision for income taxes and cumulative effect of accounting change	1,713	1,630	2,978	2,945
Provision for income taxes	793	653	1,325	1,179

Income before cumulative effect of accounting change	920	977	1,653	1,766
Cumulative effect of accounting change, net of tax benefit of $0	—	—	—	(292)

Net income	$920	$977	$1,653	$1,474

Basic earnings per share:
Income before cumulative effect of accounting change	$0.15	$0.16	$0.27	$0.30
Cumulative effect of accounting change	—	—	—	(0.05)

Net income	$0.15	$0.16	$0.27	$0.25

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.15	$0.16	$0.27	$0.29
Cumulative effect of accounting change	—	—	—	(0.05)

Net income	$0.15	$0.16	$0.27	$0.24

Weighted average common shares outstanding:
Basic	6,070,835	5,939,128	6,056,900	5,917,776
Diluted	6,144,002	6,121,262	6,106,146	6,062,857

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$1,653	$1,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,954	2,283
Cumulative effect of accounting change	—	292
Non-cash interest expense	465	349
Change in:
Accounts receivable	(490)	577
Other assets	(682)	(693)
Accounts payable and accrued expenses	(654)	884
Deferred revenues	(829)	(1,771)
Other liabilities	284	(393)

Net cash provided by operating activities	1,701	3,002

Cash flows from investing activities:
Payments for acquisitions	—	(46)
Capital expenditures	(1,478)	(934)

Net cash (used in) investing activities	(1,478)	(980)

Cash flows from financing activities:
Borrowings under line-of-credit agreements	22,935	12,931
Repayments under line-of-credit agreements	(21,750)	(12,950)
Repayments of notes payable	(3,000)	(2,250)
Repayments under capital lease arrangements	(23)	(14)
Proceeds from the issuance of capital stock and options	239	407

Net cash (used in) financing activities	(1,599)	(1,876)

Effect of exchange rate changes on cash and cash equivalents	9	41

Increase (decrease) in cash and cash equivalents	(1,367)	187
Cash and cash equivalents at beginning of period	2,549	2,355

Cash and cash equivalents at end of period	$1,182	$2,542

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$244	$—

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Unaudited)
(in thousands, except shares and per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“the Interpretation”). The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

During 2001, the Company formed a joint venture (the “Joint Venture”) with a third party for the purpose of developing new research-based products. In 2003, the Company contributed $469 in services and cash and, since inception, has contributed an aggregate of $1,624. The Company does not control the Joint Venture, and all amounts funded to date have been expensed.

The Company is currently evaluating the effects of the issuance of the Interpretation on the accounting for its ownership interest in the Joint Venture and, upon adoption of the Interpretation, the Company does not expect any significant impact on the Company’s results of operations, financial position or cash flows.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires that certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable financial instruments, be classified as a liability. Any amounts paid or to be paid to holders of these financial instruments in excess of the initial measurement amount shall be reflected in interest cost. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 is not expected to have any impact on the Company’s results of operations, financial position or cash flows.

NOTE C - CREDIT FACILITY

In February 2003, the Company completed an amendment to its senior credit facility (the “February Amendment”) which reduced the amount available under the revolving credit facility from $19,000 to $16,500 and amended certain future covenants to be less restrictive. Additionally, the February Amendment provides for an increase in the interest rate by 50 basis points to LIBOR plus 375 basis points or the financial institution’s designated base rate plus 250 basis points. As of June 30, 2003 the Company had approximately $2,300 of credit available under the senior credit facility as amended. In conjunction with the February Amendment, the Company also amended its subordinated debenture to increase the coupon rate from 12% to 12.5% and amended certain future covenants to be less restrictive.

The Company is required to maintain certain financial covenants under its senior credit facility, such as minimum earnings, debt-to-earnings, interest coverage and other financial ratios. As is customary, this credit facility, which will mature on June 1, 2004, may be accelerated if the Company is unable to meet various financial covenants. For the measuring period ended June 30, 2003, the Company was not in compliance with two of the existing covenants; such non-compliance was waived by the lenders in July 2003. In conjunction with the waiver, the Company also amended certain covenants for the measuring period ending September 30, 2003 to be less restrictive (the “July Amendment”). Total costs incurred for the waiver and the amendment were $495. The July Amendment does not revise the compliance requirements for the measuring period ending December 31, 2003, and it is the Company’s intention to refinance its credit facilities, including amending future financial covenants, during the fourth quarter of 2003.

NOTE D - STOCK-BASED COMPENSATION

The Company accounts for its employee stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. The Company has adopted the disclosure-only provisions of Statement 123, Stock-Based Compensation and Statement 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which was released in December 2002 as an amendment of Statement 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income – as reported	$920	$977	$1,653	$1,474
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(101)	(146)	(202)	(286)

Net income – pro forma	$819	$831	$1,451	$1,188

Basic earnings per share – as reported	$.15	$.16	$.27	$.25
Basic earnings per share – pro forma	$.13	$.14	$.24	$.20
Diluted earnings per share - as reported	$.15	$.16	$.27	$.24
Diluted earnings per share - pro forma	$.13	$.14	$.24	$.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002

Expected dividend yield	0%	0%
Expected stock price volatility	53.5%	53.4%
Risk-free interest rate	3.97%	3.80%
Expected life of options	7 years	7 years

No options were granted during the three months ended June 30, 2003 and 2002. The weighted average fair value of options granted during the six months ended June 30, 2003 and 2002 was $3.10 and $3.29 per share, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill as of June 30, 2003 are as follows:

	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Other	Consolidated

Balance at January 1, 2003	$8,983	$2,556	$15,530	$21,188	$320	$48,577
Reclassification between reporting entities	(593)	—	—	593	—	—
Foreign currency translation	—	83	—	—	(1)	82
Balance at June 30, 2003	$8,390	$2,639	$15,530	$21,781	$319	$48,659

The Company’s intangible assets consist of the following:

	June 30, 2003	December 31, 2002

Intangible assets subject to amortization:
Customer lists	$3,714	$3,705
Non-competition agreements	1,548	1,533
Backlog	1,350	1,350
Other	495	497

	7,107	7,085
Accumulated amortization	(6,148)	(5,855)

	$959	$1,230

Amortization of intangible assets was $277 for the six months ended June 30, 2003 and $493 for the six months ended June 30, 2002, respectively. The estimated aggregate amortization expense for the remaining of 2003 and each of the five succeeding years is as follows:

2003	$273
2004	312
2005	166
2006	15
2007	15
2008	15

NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Numerator:
Income before cumulative effect of accounting change	$920	$977	$1,653	$1,766

Numerator for basic and diluted earnings per share	$ 920	$977	$1,653	$1,766

Denominator:
Denominator for basic earnings per share,
Weighted-average shares	6,071	5,939	6,057	5,918
Effect of dilutive stock options	73	182	49	145

Denominator for diluted earnings per share
Adjusted weighted-average shares	6,144	6,121	6,106	6,063

Income before cumulative effect of accounting change per common share:
Basic earnings per share	$0.15	$0.16	$0.27	$0.30

Diluted earnings per share	$0.15	$0.16	$0.27	$0.29

NOTE G - COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and six months ended June 30, 2003 and 2002, are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$920	$977	$1,653	$1,474
Other comprehensive gain:
Foreign currency translation adjustment	516	439	154	335

Comprehensive income	$1,436	$1,416	$1,807	$1,809

NOTE H - SEGMENTS

The Company’s operations by business segments for the three and six months ended June 30, 2003 and 2002, are presented in the table below. For both periods presented, the U.S. market research segment included unallocated corporate headquarters related expenses.

	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Total Segments	Other	Consolidated

Three months ended June 30, 2003:
Revenues from external customers	$7,091	$4,485	$3,295	$30,190	$45,061	$420	$45,481
Operating income (loss)	(232)	190	332	2,847	3,137	(286)	2,851
Interest and other non-operating expenses, net							1,138
Income before provision for income taxes and cumulative effect of accounting change							1,713

Three months ended June 30, 2002:
Revenues from external customers	$8,451	$4,530	$4,502	$26,825	$44,308	$469	$44,777
Operating income (loss)	(872)	149	850	2,660	2,787	(19)	2,768
Interest and other non-operating expenses, net							1,138
Income before provision for income taxes and cumulative effect of accounting change							1,630

Six months ended June 30, 2003:
Revenues from external customers	$13,675	$9,097	$6,684	$57,995	$87,451	$1,194	$88,645
Operating income (loss)	(1,210)	376	589	5,857	5,612	(323)	5,289
Interest and other non-operating expenses, net							2,311
Income before provision for income taxes and cumulative effect of accounting change							2,978

Six months ended June 30, 2002:
Revenues from external customers	$16,891	$9,300	$8,598	$50,832	$85,621	$1,607	$87,228
Operating income (loss)	(1,585)	384	1,350	5,131	5,280	(12)	5,268
Interest and other non-operating expenses, net							2,323
Income before provision for income taxes and cumulative effect of accounting change							2,945

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

Results of Operations - Second Quarter 2003 as Compared to Second Quarter 2002

Revenues for the second quarter of 2003 increased $704, or 2%, to $45,481 from $44,777 in 2002. Revenues increased $3,365, or 13%, in the Company’s social research business. Revenues declined $1,360, or 16%, in U.S. market research, $1,207, or 27%, in the teleservices business and $45, or 1%, in U.K. market research. In all cases, the increase or decrease in revenues in the various operating segments is due to higher or lower demand for services, with approximately $1,400 of the decline in U.S. market research revenues arising from the reduced scope of two client contracts and $100 from the non-renewal of a client contract offset by increased revenues from other client contracts. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $433.

Cost of revenues increased $1,289, or 4%, from $30,657 in 2002 to $31,946 in 2003. Gross profit as a percentage of revenues decreased from 32% in 2002 to 30% in 2003. For the social research business, cost of revenues increased 13% from $19,850 in 2002 to $22,397 in 2003 and the gross profit percentage remained constant at 26% for both 2003 and 2002. In U.S. market research, cost of revenues decreased 11% from $5,410 in 2002 to $4,818 in 2003 and the gross profit percentage decreased from 36% in 2002 to 32% in 2003 reflecting higher subcontracting costs and reduced efficiencies. For U.K. market research, cost of revenues decreased 9% from $2,864 in 2002 to $2,619 in 2003 and the gross profit percentage increased from 37% in 2002 to 42% in 2003, reflecting lower subcontracting expenses and improved efficiencies. In the teleservices business, cost of revenues decreased 26% from $2,288 in 2002 to $1,684 in 2003 and the gross profit percentage remained stable at 49% for both 2003 and 2002. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased cost of revenues by $253.

Selling, general and administrative expenses (“SG&A”) decreased $542, or 5%, to $9,676 in the second quarter of 2003 from $10,218 in the second quarter of 2002. As a percentage of revenues, consolidated SG&A decreased from 23% in 2002 to 21% in 2003, reflecting improved efficiencies from cost cutting efforts in U.S. market research, partially offset by the increase in SG&A in social research and U.K. market research which was due to exchange rate fluctuations.

Depreciation and amortization expense decreased by $126, or 11%, to $1,008 in the second quarter of 2003 from $1,134 in the second quarter of 2002. The decrease is principally due to certain fixed and intangible assets which were fully depreciated or amortized by the end of 2002.

Interest and other non-operating expenses were $1,138 for both 2003 and 2002, reflecting a reduction in interest expense of $52 in the second quarter of 2003 due to lower debt level offset by a decrease in non-operating income as compared to the same period in 2002.

The provision for income taxes increased $140, or 21%, to $793 in the second quarter of 2003 from $653 in the second quarter of 2002. The increase is principally due to the elimination of tax benefits on operating losses in certain states and in Asia.

As a result of all of the above, net income decreased to $920 in the second quarter of 2003 from $977 in the second quarter of 2002.

Results of Operations - Six Months Year-to-Date 2003 as Compared to Six Months Year-to-Date 2002

Revenues for the first six months of 2003 increased $1,417, or 2%, to $88,645 from $87,228 in 2002. Revenues increased $7,163, or 14%, in the Company’s social research business. Revenues declined $3,216, or 19%, in U.S. market research, $1,914, or 22%, in the teleservices business and $203, or 2%, in U.K. market research. In all cases, the increase or decrease in revenues in the various operating segments is due to higher or lower demand for services, with approximately $2,300 of the decline in U.S. market research revenues arising from the reduced scope of two client contracts and $300 from the non-renewal of a client contract. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $945.

Cost of revenues increased $1,951, or 3%, from $59,801 in 2002 to $61,752 in 2003. Gross profit as a percentage of revenues decreased from 31% in 2002 to 30% in 2003. For the social research business, cost of revenues increased 15% from $37,089 in 2002 to $42,645 in 2003 and the gross profit percentage decreased from 27.0% in 2002 to 26.5% in 2003, reflecting increased subcontracting and reimbursable expenses partially offset by improved efficiencies. In U.S. market research, cost of revenues decreased 17% from $11,206 in 2002 to $9,328 in 2003 and the gross profit percentage decreased from 34% in 2002 to 32% in 2003 reflecting reduced efficiencies. For U.K. market research, cost of revenues decreased 9% from $5,951 in 2002 to $5,416 in 2003 and the gross profit percentage increased from 36% in 2002 to 40% in 2003, reflecting lower subcontracting expenses and improved efficiencies. In the teleservices business, cost of revenues decreased 22% from $4,456 in 2002 to $3,462 in 2003 and the gross profit percentage remained constant at 48% for both 2003 and 2002. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased cost of revenues by $563.

Selling, general and administrative expenses (“SG&A”) decreased $226, or 1%, to $19,650 in the first six months of 2003 from $19,876 in the first six months of 2002. As a percentage of revenues, consolidated SG&A decreased from 23% in 2002 to 22% in 2003, reflecting improved efficiencies from cost cutting efforts in U.S. market research, partially offset by the increase in SG&A in social research and U.K. market research which was principally due to exchange rate fluctuations.

Depreciation and amortization expense decreased by $329, or 14%, to $1,954 in the first six months of 2003 from $2,283 in the first six months of 2002. The decrease is principally due to certain fixed and intangible assets which were fully depreciated or amortized by the end of 2002.

Interest and other non-operating expenses decreased by $12, or 1%, to $2,311 in the first six months of 2003 from $2,323 in the first six months of 2002. The decline is principally due to the decrease in interest expense of $93, partially offset by an increase in other non-operating expenses.

The provision for income taxes increased $146, or 12%, to $1,325 in the first six months of 2003 from $1,179 in the same period of 2002. The increase is principally due to the elimination of tax benefits on operating losses in certain states and in Asia.

With the adoption of Statement 142 on January 1, 2002, the Company recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company’s Mexican subsidiary of $292, or $(0.05) per share, in the first quarter of 2002.

As a result of all of the above, net income increased to $1,653 in the first six months of 2003 from $1,474 in the first six months of 2002.

Liquidity and Capital Resources

Net cash provided by operating activities for the first six months of 2003 was $1,701 as compared to net cash provided by operating activities of $3,002 in the first six months of 2002. For the first six months ended June 30, 2003, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization and other non-cash items, totaling $4,072, an increase of $284 in other liabilities, offset by increases in accounts receivable of $490 and other assets of $682 and decreases in accounts payable and accrued expenses of $654 and deferred revenues of $829. For the first six months ended June 30, 2002, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization and other non-cash items, totaling $4,398, a decrease in accounts receivable of $577 and an increase of $884 in payables and accrued expenses, offset by an increase in other assets of $693 and decreases in deferred revenue of $1,771 and other liabilities of $393.

Investing activities for the first six months of 2003 consisted of capital expenditures totaling $1,478. Investing activities for the first six months of 2002 included capital expenditures of $934 and an acquisition related payment of $46.

Financing activities included a net reduction in borrowings during the first six months of 2003 totaling $1,815 and proceeds from the sale of the Company’s common stock under the Company’s various stock purchase plans of $239. This compares to a net reduction in borrowings of $2,269 and proceeds of $407 from the sale of common stock and the exercises of stock options in the first six months of 2002.

In February 2003, the Company completed an amendment to its senior credit facility (the “February Amendment”) which reduced the amount available under the revolving credit facility from $19,000 to $16,500 and amended certain future covenants to be less restrictive. Additionally, the February Amendment provides for an increase in the interest rate by 50 basis points to LIBOR plus 375 basis points or the financial institution’s designated base rate plus 250 basis points. As of June 30, 2003 the Company had approximately $2,300 of credit available under the senior credit facility as amended. In conjunction with the February Amendment, the Company also amended its subordinated debenture to increase the coupon rate from 12% to 12.5% and amended certain future covenants to be less restrictive.

The Company is required to maintain certain financial covenants under its senior credit facility, such as minimum earnings, debt-to-earnings, interest coverage and other financial ratios. As is customary, this credit facility, which will mature on June 1, 2004, may be accelerated if the Company is unable to meet various financial covenants. For the measuring period ended June 30, 2003, the Company was not in compliance with two of the existing covenants; such non-compliance was waived by the lenders in July 2003. In conjunction with the waiver, the Company also amended certain covenants for the measuring period ending September 30, 2003 to be less restrictive (the “July Amendment”). Total costs incurred for the waiver and the amendment were $495. The July Amendment does not revise the compliance requirements for the measuring period ending December 31, 2003, and it is the Company’s intention to refinance its credit facilities, including amending future financial covenants, during the fourth quarter of 2003.

The Company entered into a joint venture agreement during 2001 for the purpose of developing new research-based products. In 2003, the Company contributed $469 in services and cash and, since inception, has contributed an aggregate of $1,624. All amounts funded to date have been expensed.

There are no material capital expenditure commitments and no acquisition related commitments. The Company has no off-balance sheet financing arrangements. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs in 2003 and intends to refinance its credit facilities during 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risk since December 31, 2002 that would have a material effect on the Company’s risk exposure as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following table provides information about the financial instruments of the Company that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates as of June 30, 2003 by expected maturity dates.

	Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate

	2003	2004	2005	2006	2007	There- After	Total	Fair Value 6/30/03

Liabilities
Long-term debt including current portion:
Variable rate debt	$3,000	$27,700	—	—	—	—	$30,700	$30,700
Average interest rate –
LIBOR+3.75%
Fixed rate debt – 12.5%	—	—	$3,750	$7,500	$3,750	—	$15,000	$13,346

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms. There has been no significant change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 13, 2003 at the Company’s headquarters for the following purposes:

1.	To elect a Director to serve until the 2006 Annual Meeting of Stockholders of the Company and until his successor has been duly elected and qualified. The nominee was approved by the following votes:

Frank J. Quirk

Votes For	Votes Withheld

3,957,974	469,328

2.	To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2003. The matter was approved by the following votes:

Votes For	Votes Against	Abstentions and Broker Non-Votes

4,009,374	417,218	600

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

a)          Exhibits

10.1	Waiver and Tenth Amendment to Credit Agreement dated July 24, 2003 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

10.2	Lease Agreement dated May 19, 2003 between Peregrine Investment Partners - I and Opinion Research Corporation.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)          Reports on Form 8-K

The Company filed a current report on Form 8-K on April 29, 2003 pursuant to Item 9 and Item 12 relating to the announcement of earnings for the quarter ended March 31, 2003 (including unaudited financial information).

The Company filed a current report on Form 8-K on July 29, 2003 pursuant to Item 12 relating to the announcement of earnings for the quarter ended June 30, 2003 (including unaudited financial information).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opinion Research Corporation

(Registrant)

Date: August 13, 2003	/s/ DOUGLAS L. COX

Douglas L. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)