Form 10-Q
period 2003-09-30
OPINION RESEARCH CORP
filed 2003-11-14
CIK 911673

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period from :              to

Commission file number 0-22554

OPINION RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-3118960
(State of incorporation)	(I.R.S. Employer Identification No.)

600 College Road East, Suite #4100 Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $0.01 Par Value – 6,090,238 shares as of September 30, 2003

INDEX

Opinion Research Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$2,151	$2,549
Accounts receivable:
Billed	20,269	21,936
Unbilled services	14,854	13,480

	35,123	35,416
Less: allowance for doubtful accounts	351	348

	34,772	35,068
Prepaid and other current assets	2,754	3,151

Total current assets	39,677	40,768

Property and equipment, net	8,652	8,549
Intangibles, net	822	1,230
Goodwill	48,666	48,577
Other assets	3,869	3,312

	$101,686	$102,436

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,745	$5,501
Accrued expenses	13,003	11,490
Deferred revenues	1,187	2,090
Short-term borrowings	28,240	6,000
Other current liabilities	1,335	954

Total current liabilities	48,510	26,035

Long-term debt	14,459	40,866
Other liabilities	1,115	720

Redeemable Equity:
Preferred stock:
Series B - 10 shares designated, issued and outstanding, liquidation value of $10 per share	—	—
Series C - 588,229 shares designated, none issued or outstanding	—	—
Common stock, 1,176,458 shares issued and outstanding	8,900	8,900

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 4,962,602 shares issued and 4,913,780 outstanding in 2003, and 4,879,813 shares issued and 4,830,991 outstanding in 2002	50	49
Additional paid-in capital	19,604	19,302
Retained earnings	9,302	6,938
Treasury stock, at cost, 48,822 shares in 2003 and 2002	(261)	(261)
Accumulated other comprehensive income (loss)	7	(113)

Total stockholders’ equity	28,702	25,915

	$101,686	$102,436

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$44,867	$43,341	$133,512	$130,569
Cost of revenues (exclusive of depreciation)	31,561	29,947	93,313	89,748

Gross profit	13,306	13,394	40,199	40,821

Selling, general and administrative expenses	9,542	9,716	29,192	29,592
Depreciation and amortization	1,018	1,152	2,972	3,435

Operating income	2,746	2,526	8,035	7,794

Interest and other non-operating expenses, net	1,242	1,253	3,553	3,576

Income before provision for income taxes and cumulative effect of accounting change	1,504	1,273	4,482	4,218

Provision for income taxes	793	382	2,118	1,561

Income before cumulative effect of accounting change	711	891	2,364	2,657

Cumulative effect of accounting change, net of tax benefit of $0	—	—	—	(292)

Net income	$711	$891	$2,364	$2,365

Basic earnings per share:
Income before cumulative effect of accounting change	$0.12	$0.15	$0.39	$0.45
Cumulative effect of accounting change	—	—	—	(0.05)

Net income	$0.12	$0.15	$0.39	$0.40

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.11	$0.15	$0.38	$0.44
Cumulative effect of accounting change	—	—	—	(0.05)

Net income	$0.11	$0.15	$0.38	$0.39

Weighted average common shares outstanding:
Basic	6,090,238	5,971,379	6,068,134	5,935,840
Diluted	6,323,573	6,018,670	6,178,744	6,048,324

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,364	$2,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,972	3,435
Cumulative effect of accounting change	—	292
Non-cash interest expense	802	510
Other non-cash adjustments	60	63
Change in:
Accounts receivable	389	1,722
Other assets	(914)	(367)
Accounts payable and accrued expenses	647	408
Deferred revenues	(924)	(2,235)
Other liabilities	570	(586)

Net cash provided by operating activities	5,966	5,607

Cash flows from investing activities:
Payments for acquisitions	—	(46)
Capital expenditures	(2,383)	(1,532)

Net cash used in investing activities	(2,383)	(1,578)

Cash flows from financing activities:
Borrowings under line-of-credit agreements	33,405	20,980
Repayments under line-of-credit agreements	(33,180)	(22,732)
Repayments of notes payable	(4,500)	(3,375)
Repayments under capital lease arrangements	(43)	(20)
Proceeds from the issuance of capital stock and options	303	568

Net cash used in financing activities	(4,015)	(4,579)

Effect of exchange rate changes on cash and cash equivalents	34	35

Decrease in cash and cash equivalents	(398)	(515)
Cash and cash equivalents at beginning of period	2,549	2,355

Cash and cash equivalents at end of period	$2,151	$1,840

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$244	$—

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

(in thousands, except shares and per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENT

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted Statement 143 on January 1, 2003 and the adoption of Statement 143 had an insignificant impact on the Company’s results of operations, financial position or cash flows.

Effective January 1, 2003, the Company adopted Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires liabilities for costs associated with exit or disposal activities to be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. Statement 146 also establishes that the liability should initially be measured and recorded at fair value. The new rule changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. The adoption of Statement 146 had no impact on the Company’s results of operations, financial position or cash flows. The Company is considering certain actions which, if implemented, may result in restructuring charges in the fourth quarter of 2003. Any such charges will be recognized in accordance with Statement 146.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“Interpretation 46”). Interpretation 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, was issued with an effective date of October 9, 2003. Based on this FASB Staff Position, a public entity need not apply the provisions of Interpretation 46 until the end of the first interim or annual period ending after December 15, 2003 if both of the following apply:

1.	The variable interest entity was created before February 1, 2003.

2.	The public entity has not issued financial statements reporting interests in variable interest entities in accordance with Interpretation 46, other than certain required disclosure.

During 2001, the Company formed a joint venture (the “Joint Venture”) with a third party for the purpose of developing new research-based products. The Company has a 46.25% ownership interest in the Joint Venture. In 2003, the Company contributed $491 in services and cash and, since inception, has contributed an aggregate of $1,646. The Company does not control the Joint Venture, and all amounts funded to date have been expensed. The Company is not obligated for future funding of the Joint Venture.

The Company is currently evaluating the effects of the issuance of the Interpretation 46 on the accounting for its ownership interest in the Joint Venture and, upon adoption of the Interpretation 46, the Company does not expect any significant impact on the Company’s results of operations, financial position or cash flows.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires that certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable financial instruments, be classified as a liability. Any amounts paid or to be paid to holders of these financial instruments in excess of the initial measurement amount shall be reflected in interest cost. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted Statement 150 on July 1, 2003. The adoption of this statement had no impact on the Company’s results of operations, financial position or cash flows.

NOTE C - COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and nine months ended September 30, 2003 and 2002, are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$711	$891	$2,364	$2,365
Other comprehensive income (loss):
Foreign currency translation adjustment	(34)	92	120	427

Comprehensive income	$677	$983	$2,484	$2,792

NOTE D - CREDIT FACILITY

In February 2003, the Company completed an amendment to its senior credit facility (the “February Amendment”) which reduced the amount available under the revolving credit facility from $19,000 to $16,500 and amended certain future covenants to be less restrictive. Additionally, the February Amendment provides for an increase in the interest rate by 50 basis points to LIBOR plus 375 basis points or the financial institution’s designated base rate plus 250 basis points. As of September 30, 2003, the Company had approximately $3,260 of credit available under the senior credit facility as amended. In conjunction with the February Amendment, the Company also amended its subordinated debenture to increase the coupon rate from 12% to 12.5% and amended certain future covenants to be less restrictive.

The Company is required to maintain certain financial covenants under its senior credit facility, such as minimum earnings, debt-to-earnings, interest coverage and other financial ratios. As is customary, this credit facility, which will mature on June 1, 2004, may be accelerated if the Company is unable to meet various financial covenants. For the measuring period ended June 30, 2003, the Company was not in compliance with two of the existing covenants; such non-compliance was waived by the lenders in July 2003. In conjunction with the waiver, the Company also amended certain covenants for the measuring period ended September 30, 2003 to be less restrictive (the “July Amendment”). The Company was in compliance with all covenant requirements for the measuring period ended September 30, 2003. Total costs incurred for the waiver and the amendment of $495 are being amortized over the remaining term of the facility. The July Amendment does not revise the compliance requirements for the measuring period ending December 31, 2003, and, since the senior credit facility will mature on June 1, 2004, the Company is currently in discussions with various financial institutions for the refinancing of its credit facilities. A refinancing will most likely result in the write-off of unamortized loan fees of approximately $441 at December 31, 2003.

During the third quarter of 2003 it came to the attention of the Company and its lenders that the Company failed to make a payment under an excess cash flow provision of its senior credit facility in the amount of $1,681. The Company and its lenders have entered into a Forbearance Agreement pursuant to which the lenders have agreed to allow the Company to make such payment in four equal monthly installments beginning December 31, 2003, and the Company has agreed to an increase of 2% in the interest rate applicable to its senior credit facility. The Company also agreed to and expects to meet certain deadlines relating to the expected refinancing of its credit facilities. In addition, the senior lenders must approve all payments under the loan agreement with its subordinated lenders. The next such payment is due on December 1, 2003.

NOTE E - STOCK-BASED COMPENSATION

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income – as reported	$711	$891	$2,364	$2,365
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(99)	(148)	(301)	(434)

Net income – pro forma	$612	$743	$2,063	$1,931

Basic earnings per share – as reported	$.12	$.15	$.39	$.40
Basic earnings per share – pro forma	$.10	$.12	$.34	$.33
Diluted earnings per share - as reported	$.11	$.15	$.38	$.39
Diluted earnings per share - pro forma	$.10	$.12	$.33	$.32

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002
Expected dividend yield	0%	0%
Expected stock price volatility	53.5%	53.4%
Risk-free interest rate	3.97%	3.80%
Expected life of options	7 years	7 years

No options were granted during the three months ended September 30, 2003 and 2002. The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2002 was $3.09 and $3.29 per share, respectively.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill as of September 30, 2003 are as follows:

	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Other	Consolidated
Balance at January 1, 2003	$8,983	$2,556	$15,530	$21,188	$320	$48,577
Reclassification between reporting entities	(593)	—	—	593	—	—
Foreign currency translation	—	80	—	—	9	89
Balance at September 30, 2003	$8,390	$2,636	$15,530	$21,781	$329	$48,666

In accordance with FASB Statement 142, Goodwill and Other Intangible Assets, the Company performed its annual goodwill impairment test on October 1, 2003. Based upon the preliminary results of such test, the Company engaged an independent valuation firm to determine if there has been an impairment of the goodwill associated with the Company’s U.S. market research and teleservices business segments.

The Company’s intangible assets consist of the following:

	September 30, 2003	December 31, 2002
Intangible assets subject to amortization:
Customer lists	$3,713	$3,705
Non-competition agreements	1,548	1,533
Backlog	1,350	1,350
Other	491	497

	7,102	7,085
Accumulated amortization	(6,280)	(5,855)

	$822	$1,230

Amortization of intangible assets was $413 for the nine months ended September 30, 2003 and $741 for the nine months ended September 30, 2002, respectively. The estimated aggregate amortization expense for the remainder of 2003 and each of the five succeeding years is as follows:

2003	$125
2004	312
2005	166
2006	15
2007	15
2008	15

NOTE G - SEGMENTS

The Company’s operations by business segments for the three and nine months ended September 30, 2003 and 2002, are presented in the table below. For both periods presented, the U.S. market research segment included unallocated corporate headquarters related expenses.

	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Total Segments	Other	Consolidated
Three months ended September 30, 2003:
Revenues from external customers	$5,722	$5,433	$3,757	$29,144	$44,056	$811	$44,867
Operating income (loss)	(1,319)	245	481	3,439	2,846	(100)	2,746
Interest and other non-operating expenses, net							1,242
Income before provision for income taxes and cumulative effect of accounting change							1,504

Three months ended September 30, 2002:
Revenues from external customers	$7,878	$4,462	$3,800	$26,272	$42,412	$929	$43,341
Operating income (loss)	(760)	(105)	602	2,772	2,509	17	2,526
Interest and other non-operating expenses, net							1,253
Income before provision for income taxes and cumulative effect of accounting change							1,273

Nine months ended September 30, 2003:
Revenues from external customers	$19,397	$14,530	$10,441	$87,139	$131,507	$2,005	$133,512
Operating income (loss)	(2,529)	621	1,070	9,296	8,458	(423)	8,035
Interest and other non- operating expenses, net							3,553
Income before provision for income taxes and cumulative effect of accounting change							4,482

Nine months ended September 30, 2002:
Revenues from external customers	$24,769	$13,762	$12,398	$77,104	$128,033	$2,536	$130,569
Operating income (loss)	(2,345)	279	1,952	7,903	7,789	5	7,794
Interest and other non- operating expenses, net							3,576
Income before provision for income taxes and cumulative effect of accounting change							4,218

NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Income before cumulative effect of accounting change	$711	$891	$2,364	$2,657

Numerator for basic and diluted earnings per share	$711	$891	$2,364	$2,657

Denominator:
Denominator for basic earnings per share, Weighted-average shares	6,090	5,971	6,068	5,936
Effect of dilutive potential common shares	234	48	111	112

Denominator for diluted earnings per share Adjusted weighted-average shares	6,324	6,019	6,179	6,048

Income before cumulative effect of accounting change per common share:
Basic earnings per share	$0.12	$0.15	$0.39	$0.45

Diluted earnings per share	$0.11	$0.15	$0.38	$0.44

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

Results of Operations - Third Quarter 2003 as Compared to Third Quarter 2002

Revenues for the third quarter of 2003 increased $1,526, or 4%, to $44,867 from $43,341 in 2002. Revenues increased $2,872, or 11%, in the Company’s social research business and $971, or 22%, in U.K. market research. Revenues declined $2,156, or 27%, in U.S. market research and $43, or 1%, in the teleservices business. In all cases, the increase or decrease in revenues in the various operating segments is due to higher or lower demand for services, with approximately $1,800 of the decline in U.S. market research revenues arising from the reduced scope of four client contracts. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $248.

Cost of revenues increased $1,614, or 5%, from $29,947 in 2002 to $31,561 in 2003. Gross profit as a percentage of revenues decreased from 31% in 2002 to 30% in 2003. For the social research business, cost of revenues increased 10% from $19,171 in 2002 to $21,155 in 2003 and the gross profit percentage remained constant at 27% for both 2003 and 2002. In U.S. market research, cost of revenues decreased 20% from $5,354 in 2002 to $4,271 in 2003 and the gross profit percentage decreased from 32% in 2002 to 25% in 2003 reflecting reduced efficiencies. For U.K. market research, cost of revenues increased 19% from $2,968 in 2002 to $3,538 in 2003 and the gross profit percentage increased from 33% in 2002 to 35% in 2003, reflecting improved efficiencies. In the teleservices business, cost of revenues increased 5% from $1,858 in 2002 to $1,949 in 2003 and the gross profit percentage decreased 3% from 51% in 2002 to 48% in 2003 reflecting reduced efficiencies. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased cost of revenues by $173.

Selling, general and administrative expenses (“SG&A”) decreased $174, or 2%, to $9,542 in the third quarter of 2003 from $9,716 in the third quarter of 2002. As a percentage of revenues, consolidated SG&A decreased from 22% in 2002 to 21% in 2003, reflecting improved efficiencies from cost reduction efforts in U.S. market research, partially offset by the increase in SG&A in social research and fluctuations caused by the exchange rate in U.K. market research.

Depreciation and amortization expense decreased by $134, or 12%, to $1,018 in the third quarter of 2003 from $1,152 in the third quarter of 2002. The decrease is principally due to certain fixed and identifiable intangible assets which were fully depreciated or amortized by the end of 2002.

Interest and other non-operating expenses decreased by $11, or 1% to $1,242 in the third quarter of 2003 from $1,253 in the third quarter of 2002, reflecting an increase in interest expense of $113 in the third quarter of 2003 offset by a decrease of $124 in other non-operating expenses.

The provision for income taxes increased $411, or 108%, to $793 in the third quarter of 2003 from $382 in the third quarter of 2002. During the third quarter of 2003, the Company’s results were negatively impacted by a higher effective tax rate than previously indicated. In the second quarter of 2003, the Company estimated that its underlying effective tax rate would be approximately 45% for the full year 2003. The Company now anticipates that the underlying effective tax rate on operations for the full year 2003 will be approximately 47%. The increase in the effective rate from the prior year period is due to the Company not providing tax benefits for certain state and non U.S. losses in the current year as well as higher state taxes from profitable business segments.

As a result of all of the above, net income decreased to $711 in the third quarter of 2003 from $891 in the third quarter of 2002.

Results of Operations - Nine Months Year-to-Date 2003 as Compared to Nine Months Year-to-Date 2002

Revenues for the first nine months of 2003 increased $2,943, or 2%, to $133,512 from $130,569 in 2002. Revenues increased $10,035, or 13%, in the Company’s social research business and $768, or 6%, in U.K. market research. Revenues declined $5,372, or 22%, in U.S. market research and $1,957, or 16%, in the teleservices business. In all cases, the increase or decrease in revenues in the various operating segments is due to higher or lower demand for services, with approximately $4,700 of the decline in U.S. market research revenues arising from the reduced scope of four client contracts and $312 from the non-renewal of a client contract. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $1,193.

Cost of revenues increased $3,565, or 4%, from $89,748 in 2002 to $93,313 in 2003. Gross profit as a percentage of revenues decreased from 31% in 2002 to 30% in 2003. For the social research business, cost of revenues increased 13% from $56,260 in 2002 to $63,800 in 2003 and the gross profit percentage remained constant at 27%. In U.S. market research, cost of revenues decreased 18% from $16,560 in 2002 to $13,599 in 2003 and the gross profit percentage decreased from 33% in 2002 to 30% in 2003 reflecting reduced efficiencies. For U.K. market research, cost of revenues increased from $8,919 in 2002 to $8,954 in 2003 and the gross profit percentage increased from 35% in 2002 to 38% in 2003, reflecting improved efficiencies. In the teleservices business, cost of revenues decreased 14% from $6,314 in 2002 to $5,411 in 2003 and the gross profit percentage decreased from 49% in 2002 to 48% in 2003 reflecting reduced efficiencies. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased cost of revenues by $735.

Selling, general and administrative expenses (“SG&A”) decreased $400, or 1%, to $29,192 in the first nine months of 2003 from $29,592 in the first nine months of 2002. As a percentage of revenues, consolidated SG&A decreased from 23% in 2002 to 22% in 2003, reflecting improved efficiencies from cost reduction efforts in U.S. market research, partially offset by the increase in SG&A in social research and fluctuations caused by the exchange rate in U.K. market research.

Depreciation and amortization expense decreased by $463, or 13%, to $2,972 in the first nine months of 2003 from $3,435 in the first nine months of 2002. The decrease is principally due to certain fixed and identifiable intangible assets which were fully depreciated or amortized by the end of 2002.

Interest and other non-operating expenses decreased by $23, or 1%, to $3,553 in the first nine months of 2003 from $3,576 in the first nine months of 2002. The decline is principally due to the decrease in other non-operating expenses of $43, partially offset by an increase in interest expense of $20.

The provision for income taxes increased $557, or 36%, to $2,118 in the first nine months of 2003 from $1,561 in the same period of 2002. The increase in the effective rate to 47% in the first nine months of 2003 from 37% in the first nine months of 2002 is principally due to the Company not providing tax benefits for certain state and non U.S. losses in the current year as well as higher state taxes from profitable business segments.

With the adoption of Statement 142 on January 1, 2002, the Company recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company’s Mexican subsidiary of $292, or $(0.05) per share, in the first quarter of 2002.

As a result of all of the above, net income was $2,364 in the first nine months of 2003 as compared to $2,365 in the same period of 2002.

Liquidity and Capital Resources

Net cash provided by operating activities for the first nine months of 2003 was $5,966 as compared to net cash provided by operating activities of $5,607 in the first nine months of 2002. For the first nine months ended September 30, 2003, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization and other non-cash items, totaling $6,198, a decrease of $389 in accounts receivable, an increase of $570 in other liabilities and $647 in accounts payable and accrued expenses, offset by an increase in other assets of $914 and a decrease in deferred revenues of $924. For the first nine months ended September 30, 2002, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization and other non-cash items, totaling $6,665, a decrease in accounts receivable of $1,722 and an increase of $408 in payables and accrued expenses, offset by an increase in other assets of $367 and decreases in deferred revenue of $2,235 and other liabilities of $586.

Investing activities for the first nine months of 2003 consisted of capital expenditures totaling $2,383. Investing activities for the first nine months of 2002 included capital expenditures of $1,532 and an acquisition related payment of $46.

Financing activities included a net reduction in borrowings during the first nine months of 2003 totaling $4,318 and proceeds from the sale of the Company’s common stock under the Company’s various stock purchase plans of $303. This compares to a net reduction in borrowings of $5,147 and proceeds of $568 from the sale of common stock and the exercises of stock options in the first nine months of 2002.

In February 2003, the Company completed an amendment to its senior credit facility (the “February Amendment”) which reduced the amount available under the revolving credit facility from $19,000 to $16,500 and amended certain future covenants to be less restrictive. Additionally, the February Amendment provides for an increase in the interest rate by 50 basis points to LIBOR plus 375 basis points or the financial institution’s designated base rate plus 250 basis points. As of September 30, 2003 the Company had approximately $3,260 of credit available under the senior credit facility as amended. In conjunction with the February Amendment, the Company also amended its subordinated debenture to increase the coupon rate from 12% to 12.5% and amended certain future covenants to be less restrictive.

The Company is required to maintain certain financial covenants under its senior credit facility, such as minimum earnings, debt-to-earnings, interest coverage and other financial ratios. As is customary, this credit facility, which will mature on June 1, 2004, may be accelerated if the Company is unable to meet various financial covenants. For the measuring period ended June 30, 2003, the Company was not in compliance with two of the existing covenants; such non-compliance was waived by the lenders in July 2003. In conjunction with the waiver, the Company also amended certain covenants for the measuring period ended September 30, 2003 to be less restrictive (the “July Amendment”). The Company was in compliance with all covenant requirements for the measuring period ended September 30, 2003. Total costs incurred for the waiver and the amendment of $495 are being amortized over the remaining term of the facility. The July Amendment does not revise the compliance requirements for the measuring period ending December 31, 2003, and, since the senior credit facility will mature on June 1, 2004, the Company is currently in discussions with various financial institutions for the refinancing of its credit facilities. A refinancing will most likely result in the write-off of unamortized loan fees of approximately $441 at December 31, 2003.

During the third quarter of 2003 it came to the attention of the Company and its lenders that the Company failed to make a payment under an excess cash flow provision of its senior credit facility in the amount of $1,681. The Company and its lenders have entered into a Forbearance Agreement pursuant to which the lenders have agreed to allow the Company to make such payment in four equal monthly installments beginning December 31, 2003, and the Company has agreed to an increase of 2% in the interest rate applicable to its senior credit facility. The Company also agreed to and expects to meet certain deadlines relating to the expected refinancing of its credit facilities. In addition, the senior lenders must approve all payments under the loan agreement with its subordinated lenders. The next such payment is due on December 1, 2003.

The Company entered into a joint venture agreement during 2001 for the purpose of developing new research-based products. The Company has a 46.25% ownership interest in the Joint Venture. In 2003, the Company contributed $491 in services and cash and, since inception, has contributed an aggregate of $1,646. All amounts funded to date have been expensed. The Company is not obligated for future funding of the Joint Venture.

There are no material capital expenditure commitments and no acquisition related commitments. The Company has no off-balance sheet financing arrangements. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs in 2003 and intends to refinance its credit facilities in the fourth quarter of 2003 or the first quarter of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risk since December 31, 2002 that would have a material effect on the Company’s risk exposure as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following table provides information about the financial instruments of the Company that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates as of September 30, 2003 by expected maturity dates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

	2003	2004	2005	2006	2007	There- After	Total	Fair Value 9/30/03
Long-term debt including current portion:
Variable rate debt	$1,500	$26,740	—	—	—	—	$28,240	$28,240
Average interest rate – LIBOR+3.75%
Fixed rate debt – 12.5%	—	—	$3,750	$7,500	$3,750	—	$15,000	$13,346

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms. There has been no significant change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

During the third quarter of 2003 it came to the attention of the Company and its lenders that the Company failed to make a payment under an excess cash flow provision of its senior credit facility in the amount of $1,681,000. The Company and its lenders have entered into a Forbearance Agreement pursuant to which the lenders have agreed to allow the Company to make such payment in four equal monthly installments beginning December 31, 2003, and the Company has agreed to an increase of 2% in the interest rate applicable to its senior credit facility. The Company also agreed to and expects to meet certain deadlines relating to the expected refinancing of its credit facilities. In addition, the senior lenders must approve all payments under the loan agreement with its subordinated lenders. The next such payment is due on December 1, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

10.1	Forbearance Agreement dated November 14, 2003 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

The Company filed a current report on Form 8-K on July 29, 2003 pursuant to Item 12 relating to the announcement of earnings for the quarter ended June 30, 2003 (including unaudited financial information).

The Company filed a current report on Form 8-K on October 29, 2003 pursuant to Item 12 relating to the announcement of earnings for the quarter ended September 30, 2003 (including unaudited financial information).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opinion Research Corporation
(Registrant)

Date:	November 14, 2003	/s/ Douglas L. Cox
Douglas L. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)