Form 10-K
period 2003-12-31
OPINION RESEARCH CORP
filed 2004-03-23
CIK 911673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Common Stock, $.01 par value

Preferred Stock Purchase Rights

(Title of Classes)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing sale price of its common stock on June 30, 2003, the last business day of the Company’s second fiscal quarter, as quoted on the Nasdaq National Market, was approximately $29,000,000.*

As of February 26, 2004, 6,150,310 shares of common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference:

Portions of the Registrant’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Registrant’s 2004 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

*	Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are “affiliates” of the Registrant for purposes of the federal securities laws.

OPINION RESEARCH CORPORATION

Except where the context indicates otherwise, the term “Company” refers to Opinion Research Corporation and its subsidiaries. All dollar amounts presented in this Annual Report on Form 10-K are in thousands unless indicated otherwise. Readers of this report should review carefully the information contained under the headings “Risk Factors” and “Forward-looking Statements” in Part II.

PART I

Item	1. Business

General

Opinion Research Corporation (the “Company”) was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America’s largest companies. The Company has evolved to provide social research, market research, information services, marketing services, and telemarketing. The Company identifies its segments based on its three primary service offerings – market research, social research and teleservices. The market research business is then further divided by geographic locations where the business operates. The Company currently has four reportable segments: U.S. market research, U.K. market research, teleservices and social research. In the social research segment, the Company performs public sector primary research and provides information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. The majority of the Company’s governmental projects are in the areas of health, education, and international aid. In the market research business, the Company assists its commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. In the teleservices business, the Company provides telemarketing services which principally consist of outbound customer acquisition services.

The Company completed its initial public offering in October 1993. Between 1993 and 1997, as part of its globalization strategy, the Company established its presence in the United Kingdom, Asia and Mexico through various acquisitions. In January 1998, the Company acquired ProTel Marketing, Inc. (“ORC ProTel”), a high quality telemarketing company based in Lansing, Illinois. In May 1999, the Company acquired Macro International Inc. (“ORC Macro”), a predominantly public sector research, consulting and technology company based in the Washington, D.C. area. The ORC Macro acquisition substantially increased the Company’s presence in the public sector. In September 2000, the Company acquired C/J Research, Inc. (“C/J”), and in November 2000, acquired Social & Health Services, Ltd. (“SHS”). The two acquisitions in 2000 provided expansion opportunities for the Company in the areas of consumer research, social research and information management.

The Company collects customer, market, and demographic information through computer-assisted telephone interviews, internet based data collection techniques, personal interviews, mail questionnaires and specialized techniques such as business panels. Management believes that the Company’s extensive expertise with regard to certain business and social issues enables it to provide reliable customer, market, and demographic information and advisory services to clients. The Company also believes that its recognized name and long-standing reputation enable it to obtain information from senior executives who are difficult to access.

The Company’s strategy for market research focuses on client projects that require periodic updating and tracking of information, thereby creating the potential for higher-margin recurring revenues. The portion of the Company’s market research revenues from such projects was approximately 58% in 2003.

The Company’s Services and Products

The Company offers a variety of services and products to assist clients with their strategic and tactical decisions as well as their plans for marketing products and services.

Services

Advanced Analytics & Data Modeling. The Company’s diagnostic and statistical models are among the most sophisticated in market research. By focusing on its clients’ business issues and the application of the right analytic tools, the Company can effectively transform data and analyses into intelligence and insight. These services are offered by the social research, U.S. market research, and U.K. market research business segments.

Communications and Marketing Services. The Company provides full service communications and marketing services to private, not-for-profit, and government organizations. These services include strategic planning; communication and marketing campaign development; brochure design and production; print, radio and television advertising; web site development and management; brand development; public relations; video development and broadcasting; clearinghouse, warehousing and fulfillment services. These services are mainly concentrated in public health and education arenas where the Company has won awards for their success in areas such as the reduction of drug, tobacco and alcohol use among teens, and the prevention of school violence. These services are offered by the social research business segment.

Corporate Reputation & Branding. The Company works with clients worldwide to manage their corporate and brand images; identify and achieve optimal positioning in the marketplace; and strengthen equity with customers, employees and the financial community. The strength of a client’s image or reputation is identified through interviews with constituency groups with whom the client interacts and whose decisions influence the client’s success. These groups may include customers, potential customers, distributors, suppliers, the media and the investment community. These services are provided by the U.S. market research and U.K. market research business segments.

Customer Loyalty & Retention. The Company assists its clients in quantifying customer loyalty and increasing customer retention. By capturing and analyzing the perceptions and experiences of its clients’ prospects, clients, and employees, the Company provides analysis and feedback on customer loyalty which drives superior customer retention and business performance. The Company provides its clients with information on the elements of products or services which are most important to their customers; on how well these products and services compare to the competition; and on which customers will continue to purchase and recommend such products and services. These services are provided by the social research, U.S. market research, and U.K. market research business segments.

Data Collection & Processing. The Company’s telephone interviewing call centers in North America, Europe and Asia combine research expertise and advanced telecommunications technology. These facilities, staffed with multilingual interviewers, use the Computer Assisted Telephone Interviewing (CATI) system, which provides clients with highly efficient and cost effective data and information collection. The Company also utilizes internet based data collection techniques. These services are provided by the social research, U.S. market research, and U.K. market research business segments.

Demographic and Health Research. The Company manages international research programs in developing nations for organizations such as The United States Agency for International Development (“USAID”), the World Health Organization (“WHO”), and UNICEF. By providing information for informed decisions in population, health and nutrition, it supports a range of data collection options that can be tailored to fit specific monitoring and evaluation needs of government organizations. These include a variety of population and facility-based surveys, secondary data analyses and other specialized research such as qualitative, education and gender-based studies. Revenue generated from demographic and health research services was $21,103, $19,316, and $19,014 for the year ended 2003, 2002 and 2001, respectively. These services are provided by the social research business segment.

Employee Survey Programs. The Company provides comprehensive employee-related research services to measure satisfaction, increase staff retention, reduce hiring and training costs, and improve customer service. Using proprietary computer software, exclusive multi-industry benchmarking databases and a combination of quantitative and qualitative methodologies, the Company works with clients to identify strengths and weaknesses. The Company implements all stages of program management, from questionnaire design and processing through reporting, final analysis and recommendations for action. These services are provided by the social research, U.S. market research, and U.K. market research business segments.

Information Technologies. The Company offers a variety of technology-based services and products. These include computer security products, such as Internet firewalls; software testing and quality assurance, instructional product development for interactive multimedia, computer-based instruction, decision-support systems, computer-based textbooks, and products for individuals with special learning needs; and advanced Web services, including a number of proprietary Web applications, database development and management, and dynamic information retrieval. These services are principally provided by the social research business segment with certain services also provided by the U.S. market research and U.K. market research business segments.

Management Consulting. The Company offers a full spectrum of services to address opportunities and problem areas, and to ensure that client organizations can meet future challenges effectively. The Company’s methods and expertise produce strategies, plans and interventions that fit the values, cultures and needs of the client organization and its managers. The Company’s focus is on sound analysis, with effective support in implementing recommended strategies and solutions and ensuring capacity within the client organization so that continuing outside assistance is not required. These services are principally provided by the social research business segment.

Market Assessment. The Company works with clients worldwide to analyze and forecast market demand for new products and services. The Company combines sophisticated analytic techniques with global reach to provide clients with insight regarding optimal product/services configuration and pricing, as well as market size information. This work supports clients’ business planning and capital generation for new ventures. These services are provided by the U.S. market research and U.K. market research business segments.

Public Sector Research. The Company provides research and evaluation services to local and national governments and to international organizations. Among the services provided are communication studies; cost, cost benefit & cost effectiveness analysis; customer satisfaction & loyalty studies; ethnography; experimental & quasi-experimental research; needs assessments; outcome & impact studies; performance measurement; policy research; process & implementation studies; secondary data analysis & data mining; and survey research. Revenue generated from public sector research was $120,501, $105,958, and $96,071 for the year ended 2003, 2002 and 2001, respectively. These services are provided by the social research and U.K. market research business segments.

Training & Educational Technologies. The Company offers a full spectrum of training services to help organizations adapt to and capitalize on changing circumstances. All courses and training services are supported by the Company’s research and management consulting services in the subject areas offered. The Company uses adult learning methodologies, instructional system design, electronic performance support systems and highly skilled facilitators who provide interactive, experiential-based training. The Company is also a leader in applying technology to educational and learning needs and in developing and producing distance learning programs, multimedia materials and expert systems. These services are provided by the social research business segment.

Telemarketing. The Company provides integrated multi-channel Customer Relationship Management solutions (CRM) nation-wide for high profile, large volume clients. Combining inbound, web-enabled technology with outbound predictive dialing, the Company offers resources for clients seeking a partner that effectively provides multiple CRM services for their programs. The Company’s services are designed to optimize the effectiveness of contact center activity as measured by response rates, sales yields, and net customer acquisition costs. A broad range of services, both outbound and inbound, are offered by the Company. Some of the services offered include account reactivations, continuity marketing, credit card programs, cross-selling, customer information corrections, customer relations/revenue preservation programs, new product/new service introductions. Program development, script development, training, clerical support, frequent monitoring of agents, digital audio recording, tracking, report development and 100% verification of sales/leads are services that are available to all clients. These services are provided by the teleservices business segment.

Industries

Automotive. Utilizing research methodologies developed for its automotive industry clients, the Company has extensive experience working with a wide range of companies around the world, including vehicle manufacturers, original-equipment-manufacturers suppliers, dealers, distributors, trucking companies and heavy equipment manufacturers. The Company provides sophisticated segmentation research and long-term studies on retail sales and service; brand image and equity; product development, design and performance; and dealer/manufacturer relations. The Company’s exclusive consumer market analysis evaluates and tracks customer needs as they relate to new vehicle purchases, financing and leasing, buying behavior, and brand loyalty. Industry expertise is offered by the U.S. market research and U.K. market research business segments.

Consumer Goods & Services. The areas of specialization of the Company include understanding markets and marketing programs from the consumer point-of-view. The Company’s capabilities include segmentation and product/brand positioning; advertising and communications effectiveness; brand equity and brand perceptions; product development; customer satisfaction and loyalty; behavior and usage and diversification into new markets, both international and local. The Company also works in partnership with manufacturers and suppliers of consumer goods to understand the needs, behavior and attitudes of customers at all stages in the product life cycle. The Company’s aim is to understand a client’s business from a consumer perspective to enhance business decisions. Industry expertise is offered by the U.S. market research and U.K. market research business segments. The teleservices business segment also has extensive experience in this industry.

Financial Services. The Company provides market and customer intelligence to banks, securities brokerage firms, insurance companies and other financial institutions across a number of business issues: customer loyalty and retention, image management, market segmentation and positioning, new product development, pricing strategy, corporate branding, and customer database management. By focusing its research efforts on key customer segments – such as high net worth individuals, corporate treasurers, active investors, policyholders, etc. – the Company can determine the specific factors that influence the target groups’ decisions, and design strategies to attract, retain and motivate them effectively. Industry expertise is offered by the U.S. market research and U.K. market research and social research business segments. The teleservices business segment also has extensive experience in this industry.

Health Care. The Company’s services include surveys and evaluations to determine patient satisfaction, market segmentation, customer acquisition, competitive analysis, community needs assessment, and corporate positioning. For pharmaceutical companies, HMOs, hospitals, and health care providers, the Company also conducts loyalty and retention modeling research as part of its clients’ patient and employee satisfaction programs. Through its innovative methodologies, such as proprietary panels, the Company establishes ongoing dialogues with difficult-to-reach decision-makers such as physicians, plan and hospital administrators and benefits managers. Industry expertise is offered by the U.S. market research and social research business segments.

Retail and Trade. To shape marketing strategy, the Company’s areas of specialization include understanding the determinants of store choice; customer loyalty and satisfaction; mystery shopping; segmentation and positioning; store location, layout, design and product positioning; merchandise performance; development and appraisal of individual outlets and sites; and diversification into new markets, both domestic and international. The Company also works in partnership with manufacturers and suppliers of consumer goods to understand the needs, behavior and attitudes of customers at all stages in the distribution channel. The Company’s aim is to enhance the manufacturer/trade/consumer relationship. Industry expertise is offered by the U.S. market research and U.K. market research business segments. The teleservices business segment also has extensive experience in this industry.

Telecommunications and Information Technology. The Company provides market knowledge for a range of telecommunications and information technology companies, from wireless communications companies and telephone carriers to Internet service providers and computer hardware and software firms. Its services include market definition, segmentation, new product development, customer retention, corporate branding, usage analysis, and competitive profiling. Among its services, the Company helps clients determine pricing and distribution systems, track service performance, gauge the success of products and services, design and configure new products, predict customer needs and define competitive positions in new markets. Industry expertise is offered by the U.S. market research and U.K. market research business segments. The teleservices business segment also has extensive experience in this industry.

Products

The following products are used by the Company to deliver some of the services listed above and are also marketed as stand-alone products:

Shared-Cost Programs. For over 30 years, the Company has conducted shared-cost telephone survey programs, marketed under the name “CARAVAN,” in which questions from a number of clients are combined in a series of interview questionnaires. The CARAVAN programs provide multiple clients with high-quality, timely information at a relatively low cost. The general public CARAVAN is a twice-weekly shared-cost national survey combining questions of clients such as advertising agencies, public affairs departments of large corporations and product managers. Typically, the information collected from the CARAVAN survey provides measurement and evaluation of advertising and products. These programs are provided by the U.S. market research business segment.

Customer Loyalty Plus (CL+) is the Company’s system for measuring and building customer loyalty. The three-phase approach includes Assessment, which is designed to provide clients with a customized CL+ score that can be used over time to evaluate change; Planning, which consists of an action plan aimed at closing the identified gaps; and Improvement, during which the Company’s professionals design and implement a specialized program tailored to the client’s specific needs. The plan includes training, organization development and total quality management programs. This product is provided by the social research business segment.

ORC Overnight (E-Overnight and E-Ad test). Capitalizing on its 30 years of experience with CARAVAN, the company offers its clients the ability to conduct up to 300, 10-minute interviews, with results delivered the following day. Conducted either by telephone (CATI) or via the Internet, the surveys are a combination of closed and open-end questions. Next-day deliverables include verbatim comments as well as cross-tabular data. In some cases, a brief summary analysis may be provided. The client has the choice of providing their own sample or relying on the Company to provide it. The client may choose from three programs, ORC Overnight (CATI), ORC E-Overnight (Internet), or ORC E-Ad test (Internet with audio/visual ad clips for on-line ad testing). Both Internet programs have the added value of real-time access to data, as soon as data collection begins. These programs are provided by the U.S. market research business segment.

Marketing

Marketing and Sales-Support Program. In 2003, the Company continued to support strong business development initiatives worldwide, as well as build upon already comprehensive internal and external communications programs. The Company’s business development efforts continued with the production of newsletters, position papers, direct marketing, seminars, advertising, media placements, web development, telemarketing and speaking platforms. These efforts have assisted in allowing the Company to access a large number of prospective clients worldwide and share its products, services, and capabilities.

Clients and Client Relationships

The Company’s largest clients in terms of revenues generated include prominent multinational corporations and agencies of the U.S. and U.K. governments. For many clients, the Company performed multiple projects, sometimes for different subsidiaries or business units of the same client. In general, the Company’s engagements are terminable by the Company’s clients at any time, with the expectation of cost recovery for work completed by the Company.

The Company’s largest single client, USAID, accounted for 11% of the Company’s revenues for the last three fiscal years. All revenues generated by the USAID relationship were for demographic and health research studies. In addition, revenues generated by the Company’s teleservices business segment were from certain key clients. The loss of its larger clients would have a material adverse effect on the Company.

Competition

Many other firms provide some of the services and products provided by the Company, typically focusing on consumer markets. However, the Company believes that no single competitor offers a comparable combination of services and products.

For business to business market research, the Company believes that it competes for clients based on a variety of factors, including name recognition, reputation, expertise in a variety of industries, ability to access executives and other key constituencies, ability to collect accurate and representative data, ability to enhance the value of the data collected through analysis and consulting, technological competence, reliability, promptness and efficiency. In the Company’s experience, its typical clients are interested in the quality and utility of the service received as well as price.

For consumer market research services, the Company regularly experiences significant competition from a large number of competitors, including marketing and research departments of various companies, advertising agencies and business consulting firms. Price, reputation, and quality of service are the dominant considerations.

For social research services, the Company competes with a large number of firms that vary in size as well as with not-for-profit organizations. The competition varies depending upon the agency for which the work is being conducted and the services to be provided. Technical competence is the key differentiator.

For outbound telemarketing services, the Company competes with a large number of telemarketing companies. Quality and reliability of service are the key differentiators.

Segment Information

Information regarding financial data by operating and geographic segments is set forth in the Notes to Consolidated Financial Statements at Note 14, “Segments.”

Backlog

As of December 31, 2003, backlog in the market research business of the Company was $10,629 as compared to $13,825 as of December 31, 2002. All of the 2003 backlog in the market research business is expected to be recognized as revenues by December 31, 2004. Social research backlog at December 31, 2003 was $290,965, as compared to $215,632 at December 31, 2002. Revenue from this backlog is expected to be recognized over the next five years. The Company’s engagements generally are terminable by the Company’s clients at any time, with the expectation of cost recovery for work completed by the Company.

Employees

As of December 31, 2003, the Company employed a total of approximately 1,650 full-time employees and 1,000 part-time hourly employees. The part-time employees work as telephone and field interviewers and data processors. Of the full-time employees, approximately 945 are professionals engaged in direct client service, 555 are telemarketing representatives, and 150 are engaged in support, administration and executive oversight.

None of the Company’s employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relationship with its employees is satisfactory.

Available Information

The Company files reports and other information with the Securities and Exchange Commission (“SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document that the Company files at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s filings are also available to the public from commercial document retrieval services and at the SEC’s web site at http://www.sec.gov.

The Company maintains a website at www.opinionresearch.com, which contains information about the Company, including links to the Company’s annual report on Form 10-K, quarterly report on Form 10-Q, current reports on Form 8-K, and related amendments, which are available as soon as reasonably practicable after such reports are filed or furnished electronically with the SEC. The Company’s website and the information contained in it shall not be deemed incorporated by reference to this Form 10-K.

Item	2. Properties

The Company’s executive offices are located in approximately 30,000 square feet of leased space in Princeton, New Jersey. The term of the lease continues through August 2013. The Company leases additional facilities throughout the world. The following table sets forth certain information relating to these properties:

Operating Unit	Location	Facility Usage
U.S. Market Research	Princeton, New Jersey	Worldwide Headquarters, Research Location
	Maumee, Ohio	Research Location
	Arlington Heights, Illinois	Research Location
	Tucson, Arizona	Telephone Interviewing Facility
	Tampa, Florida	Telephone Interviewing Facility
	Reno, Nevada	Telephone Interviewing Facility

U.K. Market Research	London, U.K.	U.K. Market Research Headquarters, Research Location, and Telephone Interviewing Facility
	Manchester, U.K.	Research Location

Asia Market Research	Hong Kong	Asia Market Research Headquarters, Research Location and Telephone Interviewing Facility
	Shanghai, China	Sales Office and Research Location
	Seoul, Korea	Country Headquarters, Research Location, and Telephone Interviewing Facility
	Taipei, Taiwan	Country Headquarters, Research Location, and Telephone Interviewing Facility

Mexico Market Research	Mexico City, Mexico	Country Headquarters, Research Location

Teleservices	Lansing, Illinois	ORC ProTel Headquarters, Customer Contact Facility
	Topeka, Kansas	Customer Contact Facility
	St. John, Missouri	Customer Contact Facility
	Dayton, Ohio	Customer Contact Facility

Social Research	Calverton, Maryland	ORC Macro Headquarters, Research Location
	Burlington, Vermont	Telephone Interviewing Facility and Research Location
	St. Albans, Vermont	Telephone Interviewing Facility
	New York, New York	Research Location
	Bethesda, Maryland	Research Location
	Plattsburgh, New York	Telephone Interviewing Facility
	Atlanta, Georgia	Research Location
	Rockville, Maryland	Research Location and Multi-media Production Facility
	Columbia, Maryland	Warehouse

The Company presently has a combined total of 719 computer assisted telephone interviewing stations worldwide dedicated to market research and an additional 345 telemarketing stations. All of these facilities are equipped with state-of-the-art hardware and software.

The Company believes that its properties are sufficient for its current operational needs.

Item	3. Legal Proceedings

The Company is not a party to any material litigation.

Item	4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

Executive Officers of the Registrant

The following table sets forth certain information concerning the principal executive officers of the Company as of February 26, 2004.

Name	Age	Position
John F. Short	59	Chairman and Chief Executive Officer

Frank J. Quirk	63	President of Opinion Research Corporation and Chief Executive Officer of ORC Macro

James C. Fink	60	Vice Chairman[1]

Douglas L. Cox	58	Executive Vice President and Chief Financial Officer

Kevin P. Croke	45	Executive Vice President and Director of Finance

Ruth R. Wolf	66	Executive Vice President of Opinion Research Corporation and Chief Executive Officer of ORC ProTel

E. Wayne Holden	47	Senior Vice President of Opinion Research Corporation and President of ORC Macro

Richard I. Cornelius	43	Senior Vice President of Opinion Research Corporation and Managing Director of O.R.C. International Ltd. (U.K.)

[1]	Dr. Fink is not a member of the Board of Directors.

Mr. Short joined the Company as its Chief Financial Officer in 1989 and was appointed Vice Chairman in 1992. In 1998, Mr. Short was appointed President of the Company. In February 1999, Mr. Short was appointed Chief Executive Officer and Chairman of the Board.

Mr. Quirk joined the Company in 1999 with the acquisition of ORC Macro, where he served, and continues to serve, as the Chief Executive Officer since 1980. In 2000, Mr. Quirk was elected as a member of the Board of Directors of the Company. In 2003, Mr. Quirk was appointed President of the Company. Mr. Quirk holds an MBA degree from Cornell University.

Dr. Fink joined the Company in 1982. Since 1990, Dr. Fink had held various managerial positions within the Company and was a member of the Board of Directors of the Company and Managing Director of the Company’s corporate brand equity practice when he resigned in February 1999. Between 1999 and 2001, Dr. Fink was President of the worldwide brand research division of Enterprise IG. In July 2001, Dr. Fink rejoined the Company as Vice Chairman. Dr. Fink holds a Ph.D. in Economics from the Pennsylvania State University.

Mr. Cox joined the Company as Executive Vice President and Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Cox spent ten years as Senior Vice President and Chief Financial Officer of Elf Atochem North America, Inc. Mr. Cox holds an MBA, with honors, from the Wharton School of the University of Pennsylvania.

Mr. Croke joined the Company in 1991 as Controller. Throughout the years Mr. Croke has served in various capacities in the Company’s financial arena. In 1995, Mr. Croke was appointed Director of Finance. Mr. Croke holds an MBA from Case Western Reserve University.

Ms. Wolf joined the Company in 1998 with the acquisition of ORC ProTel, which she co-founded in 1988. Ms. Wolf was appointed Chief Executive Officer of ORC ProTel in 1998. Ms. Wolf has over 30 years of experience in telemarketing.

Dr. Holden joined the Company in 1999 with the acquisition of ORC Macro. Dr. Holden joined ORC Macro’s Atlanta office in 1998 as Technical Director. He was appointed Vice President in 2000. In 2002, Dr. Holden was appointed Senior Vice President, Managing Director of the Applied Research Division. In 2003, Dr. Holden was appointed President of ORC Macro. Dr. Holden holds a Ph.D. in Clinical/Community Psychology from the University of South Carolina.

Mr. Cornelius joined the Company in 1993 with the acquisition of a U.K. division. In 2003, Mr. Cornelius was appointed Managing Director of O.R.C. International Ltd. Mr. Cornelius holds a B.S. in Sociology with Honors from Kingston University.

PART II

Item	5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s Common Stock is currently quoted on the Nasdaq National Market under the symbol “ORCI”. The table below sets forth the high and low prices for the Company’s Common Stock (the “Common Stock”) for each of the four quarters of 2003 and 2002:

	High	Low
2003
Fourth Quarter	$6.590	$5.190
Third Quarter	6.640	5.970
Second Quarter	6.700	3.890
First Quarter	6.000	3.550

2002
Fourth Quarter	$6.150	$4.660
Third Quarter	6.000	4.700
Second Quarter	6.550	5.470
First Quarter	6.800	5.000

The closing price of the Common Stock on February 26, 2004 was $5.93 per share. As of February 26, 2004, the Company had 88 holders of record of the Common Stock (approximately 702 beneficial stockholders).

Dividends

The Company has not paid any dividends on the Common Stock. The Company’s financing agreements currently prohibit dividend payments, and, it is the Company’s intent to retain its earnings, if any, to finance future growth and therefore does not anticipate paying dividends on the Common Stock in the foreseeable future.

Item	6. Selected Financial Data

The following selected financial data should be read in conjunction with the Company's audited financial statements and notes which are listed herein under Item 15 and are included on pages F-1 through F-30.

	(In Thousands, Except Per Share Data)
	For the Year Ended December 31,
	2003	2002	2001	2000	1999 (5)
Operating Data:
Revenues	$179,557	$175,260	$176,909	$160,909	$118,621

Operating income (loss) (1)	$(6,111)	$4,285	$8,825	$11,652	$8,463

Income (loss) before provision for income taxes and cumulative effect of accounting change	$(11,107)	$(499)	$3,412	$5,971	$4,308
Income (loss) before cumulative effect of accounting change	$(8,942)	$(2,621)	$1,616	$3,304	$2,424
Cumulative effect of accounting change, net of tax benefit of $0 (2)	—	(292)	—	—	—

Net income (loss)	$(8,942)	$(2,913)	$1,616	$3,304	$2,424

Weighted average common shares outstanding	6,079	5,949	5,762	4,692	4,244
Income (loss) before cumulative effect of accounting change per common share	$(1.47)	$(0.44)	$0.28	$0.70	$0.57
Cumulative effect of accounting change per share	—	(0.05)	—	—	—

Net income (loss) per common share	$(1.47)	$(0.49)	$0.28	$0.70	$0.57

Adjusted weighted average common shares and assumed conversions	6,079	5,949	5,992	5,053	4,332
Income (loss) before cumulative effect of accounting change per diluted share	$(1.47)	$(0.44)	$0.27	$0.65	$0.56
Cumulative effect of accounting change per share	—	(0.05)	—	—	—

Net income (loss) per diluted share	$(1.47)	$(0.49)	$0.27	$0.65	$0.56

Balance Sheet Data:
Total assets	$95,711	$102,436	$112,916	$115,957	$91,966
Total debt (4)	$45,436	$46,892	$55,462	$51,842	$47,438
Redeemable equity	$8,900	$8,900	$8,900	$8,900	$—

(1)	In the fourth quarter of 2003 and 2002, the Company recorded non-cash impairment charges of $16,317 and $5,938, respectively, to reduce the carrying value of goodwill in certain reporting units. In 2003, the goodwill impairment charges and associated reporting units were: $10,000 in teleservices, $6,000 in U.S. market research and $317 in Korea market research. In 2002, the goodwill impairment charge was $5,938 in U.S. market research.
(2)	On January 1, 2002, the Company recorded a goodwill impairment charge in its Mexican subsidiary of $292 as a cumulative effect of a change in accounting principle upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.
(3)	On January 1, 2003, the Company adopted FASB Statement No. 145, “Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In conformity with Statement 145, a charge of $150 ($90 net of tax) that had been recorded as an “extraordinary item” in 1999 has been reclassified as “other non-operating expenses” on the statement of operations. This reclassification did not change the 1999 operating income or net income.
(4)	Amounts presented include capital lease obligations.
(5)	The Company acquired ORC Macro in May 1999; accordingly, only 8-month operating results of ORC Macro were included in the consolidated statement of operations.

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - 2003 compared to 2002

Revenues

Consolidated revenues for 2003 increased $4,297, or 2%, to $179,557 from $175,260 in 2002. Revenues increased $10,127, or 10%, in the Company’s social research business. Revenues decreased $728, or 5%, in the teleservices business. Revenues declined $7,220 or 22%, in U.S. market research, and increased $1,499, or 8%, in U.K. market research. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $1,657. Except for U.K. market research where the revenue increase was due to exchange rate fluctuations, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services, with approximately $4,200 of the decline in U.S. market research revenues arising from the reduced scope of three client contracts and $1,300 from the non-renewal of two client contracts.

The Company expects that social research revenues will continue to expand as evidenced by increased backlog. Any improvements in U.S. market research and teleservices revenues over 2003 are dependent upon continued recovery in the economic and business climate.

Cost of Revenues

Consolidated cost of revenues increased $5,185, or 4%, to $125,890 in 2003 from $120,705 in 2002. Gross profit as a percentage of revenues declined to 30% in 2003 from 31% in 2002. For the social research business, cost of revenues increased 10% from $77,394 in 2002 to $84,862 in 2003 and the gross profit percentage was stable at 27% in both 2003 and 2002. In U.S. market research, cost of revenues decreased 16% from $22,231 in 2002 to $18,758 in 2003 and the gross profit percentage decreased from 33% in 2002 to 27% in 2003 reflecting reduced efficiencies and lower pricing. For U.K. market research, cost of revenues increased 3% from $12,316 in 2002 to $12,660 in 2003 and the decline of the U.S. dollar relative to the U.K. pound increased cost of revenues by $1,024. The gross profit percentage increased from 35% in 2002 to 38% in 2003, reflecting improved efficiencies. In the teleservices business, cost of revenues decreased 3% from $7,761 in 2002 to $7,559 in 2003 and the gross profit percentage decreased from 50% in 2002 to 49% in 2003 reflecting reduced efficiencies.

Due to the headcount reduction efforts implemented in 2003, the Company expects to show improvements in the gross profit percentage for the U.S. market research in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased $299, or 1%, to $39,437 in 2003 from $39,736 in 2002. As a percent of revenues, consolidated SG&A decreased from 23% in 2002 to 22% in 2003. The decrease in SG&A was principally due to the cost reduction efforts implemented in U.S. market research, which included headcount reductions and cutbacks in discretionary spending. For the social research business, while SG&A increased from $16,236 in 2002 to $16,965 in 2003, SG&A as a percentage of revenue was flat at 15% for both 2003 and 2002. For U.K. market research, the increase in SG&A was principally attributable to exchange rate fluctuations.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $572, or 12%, to $4,024 in 2003 from $4,596 in 2002. The decrease is principally due to certain fixed and identifiable intangible assets which were fully depreciated or amortized by the end of 2002.

Goodwill Impairment Charge

In October 2003, the Company performed its annual goodwill impairment test in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Based upon the initial results of such test, the Company determined that there was a goodwill impairment charge in the Company’s Korean subsidiary of $317. In addition, the Company engaged an independent valuation firm to determine if there were goodwill impairment issues associated with the Company’s U.S. market research and teleservices business segments. The analysis performed by the independent valuation firm indicated that the recorded book values of U.S. market research and teleservices exceeded their fair values, as determined by a weighting of comparable company analyses and discounted cash flow models. Upon completion of such assessments, the Company recorded non-cash impairment charges of $10,000 to reduce the carrying value of the goodwill in teleservices and $6,000 in U.S. market research.

In October 2002, as part of its annual impairment test based on Statement 142, the Company engaged an independent valuation firm to determine if there had been an impairment of the goodwill associated with the Company’s U.S. market research business. The analysis performed by the independent valuation firm indicated that the recorded book value of U.S. market research exceeded its fair value, as determined by a weighting of comparable company analyses and discounted cash flow models. Upon completion of such assessment, the Company recorded a non-cash impairment charge of $5,938 to reduce the carrying value of goodwill in U.S. market research.

Management believes that the decline in the fair value of its U.S. market research business can be attributed to the following:

•	A deterioration in general economic conditions;

•	An even greater decline in business to business market research activity; and

•	An expectation that recovery will be prolonged.

Management believes that the decline in the fair value of its teleservices business can be attributed to the following:

•	A deterioration in general economic conditions;

•	Adverse impact on the outbound telemarketing industry arising from various Federal and state regulations; and

•	Client concentration risks.

Management cannot provide assurance that an additional impairment charge will not be required in the future if the U.S. market research and teleservices businesses do not recover as projected.

Interest and Other Non-Operating Expenses, net

Interest and other non-operating expenses increased $212, or 4%, to $4,996 in 2003 from $4,784 in 2002. The increase is due to an increase in interest expense of $258 attributable to higher borrowing costs partially offset by a decrease of $46 in other non-operating expense.

Provision (benefit) for Income Taxes

The (benefit) provision for income taxes for 2003 and 2002 was $(2,165) and $2,122, respectively. Excluding the effect of tax benefits of $4,810 resulting from the goodwill impairment charges in 2003, the provisions for these years are higher than the amounts that result from applying the federal statutory rate to income before income taxes, due to the Company not providing tax benefits for certain state and non-U.S. losses as well as increased state taxes from profitable business segments.

Cumulative Effect of Accounting Change

With the adoption of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002, the Company recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company’s Mexican subsidiary of $292, or $(0.05) per share.

Net Loss

As a result of the foregoing, net loss for 2003 and 2002 was $(8,942) and $(2,913), respectively. The 2003 results were negatively impacted by a goodwill impairment charge of $11,507, net of tax benefits. The 2002 results were negatively impacted by a goodwill impairment charge and the cumulative effect of an accounting change of $6,230, net of tax benefits.

Results of Operations - 2002 compared to 2001

Revenues

Consolidated revenues for 2002 decreased $1,649, or 1%, to $175,260 from $176,909 in 2001. Revenues increased $10,162, or 11%, in the Company’s social research business. Revenues decreased $2,870, or 16%, in the teleservices business. Revenues declined $8,263, or 20%, in U.S. market research, and increased $619, or 3%, in U.K. market research. In all cases, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services, with approximately $4,300 of the decline in U.S. market research revenues arising from the non-renewal of two client contracts and $3,700 from the reduced scope of three client contracts.

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

Selling, General and Administrative Expenses

SG&A increased $1,608, or 4%, to $39,736 in 2002 from $38,128 in 2001. The increase is mainly attributable to higher compensation and occupancy expenses. As a percent of revenues, SG&A increased to 23% from 22%.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $3,835 to $4,596, or 45%, in 2002 from $8,431 in 2001. The adoption of Statement 142 at the beginning of 2002 which eliminated the amortization of goodwill, accounted for $3,738 of this decrease.

Goodwill Impairment Charge

In October 2002, as part of its annual impairment test based on Statement 142, the Company engaged an independent valuation firm to determine if there had been an impairment of the goodwill associated with the Company’s U.S. market research business. The analysis performed by the independent valuation firm indicated that the recorded book value of the U.S. market research reporting unit exceeded its fair value, as determined by a weighting of comparable company analyses and discounted cash flow models. Upon completion of such assessment, the Company recorded a non-cash impairment charge of $5,938 to reduce the carrying value of goodwill in the U.S. market research reporting unit. See Note 3 to Consolidated Financial Statements “Goodwill and other intangibles” for additional information.

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

Cumulative Effect of Accounting Change

With the adoption of Statement 142 on January 1, 2002, the Company recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company’s Mexican subsidiary of $292, or $(0.05) per share.

Net (Loss) Income

Net (loss) income for 2002 and 2001 was $(2,913) and $1,616, respectively.

Liquidity and Capital Resources

As of December 31, 2003, working capital was $19,374. Net cash generated by operations for 2003 was $6,951 as compared to $10,726 in 2002. For 2003, the net cash provided by operating activities was primarily generated by a net loss, after adjusting for depreciation and amortization, goodwill impairment charge and other non-cash items, totaling $8,145, an increase of $2,065 in payables and accrued expenses and other liabilities of $146, offset by an increase in receivables of $3,182 and an increase in other assets of $181. For 2002, the net cash provided by operating activities was primarily generated by a net loss, after adjusting for depreciation and amortization, goodwill impairment charge and other non-cash items, totaling $8,798, a net decrease in receivables of $2,971, and an increase of $2,551 in payables and accrued expenses, offset by an increase in other assets of $239 and decreases in deferred revenues of $2,397 and other liabilities of $958.

Investing activities for 2003 included capital expenditures of $3,360. Investing activities for 2002 included capital expenditures of $2,334 and acquisition related payments of $46.

In 2003, financing activities included a net reduction in borrowings totaling $2,091 and proceeds from the sale of the Company’s common stock under the Company’s stock purchase plans and the exercises of stock options totaling $502. In 2002, financing activities included a net reduction in borrowings totaling $8,674 and proceeds from the sale of the Company’s common stock under the Company’s stock purchase plans and the exercises of stock options totaling $723.

On October 4, 2001, the Company amended its senior credit facility (“Senior Facility”) increasing the amount available under the revolving credit to up to $24,000 and shortening the maturity for both the revolving credit and the term notes to June 1, 2004 from May 31, 2005 (the “October 2001 Amendment”). Additionally, the October 2001 Amendment provided for an increase in the interest rate to LIBOR plus 325 basis points or the financial institution’s designated base rate plus 200 basis points. The Company incurred amendment fees of $427 for the October 2001 Amendment which were recorded in other long-term assets of the Company’s consolidated financial statements.

On September 29, 2002, the Company further amended its credit facilities (the “September 2002 Amendment”), which, among other things, reduced the amount available under the revolving credit from $24,000 to $19,000 and amended certain near-term financial covenants to less restrictive amounts. In conjunction with the September 2002 Amendment, the Company wrote off $77 of unamortized loan fees and incurred additional costs of $55, which were recorded as other long-term assets in the Company’s consolidated financial statements and, together with the previously unamortized loan fees of $672, are being amortized over the remaining term of the facility.

In February 2003, the Company completed another amendment to its Senior Facility (the “February 2003 Amendment”) which further reduced the amount available under the revolving credit from $19,000 to $16,500 and amended certain future covenants to be less restrictive. Additionally, the February 2003 Amendment provides for an increase in the interest rate by 50 basis points to LIBOR plus 375 basis points or the financial institution’s designated base rate plus 250 basis points. The Company incurred an amendment fee of $180 for the February 2003 Amendment. In conjunction with the February 2003 Amendment, the Company also amended its subordinated debenture to increase the coupon rate from 12% to 12.5% and amended certain future covenants to be less restrictive. Total costs incurred for amending the subordinated debentures were $75.

The Company is required to maintain certain financial covenants under its Senior Facility, such as minimum earnings, debt-to-earnings, interest coverage and other financial ratios. For the measuring period ended June 30, 2003, the Company was not in compliance with two of the existing covenants; such non-compliance was waived by the lenders in July 2003. In conjunction with the waiver, the Company also amended certain covenants for the measuring period ended September 30, 2003 to be less restrictive (the “July 2003 Amendment”). The Company was in compliance with all covenant requirements for the measuring period ended September 30, 2003. Total costs incurred for the July 2003 Amendment of $495 are being amortized over the remaining term of the facility.

During the third quarter of 2003, it came to the attention of the Company and its lenders that the Company failed to make a payment under an excess cash flow provision of its senior credit facility in the amount of $1,681. The Company and its lenders entered into a Forbearance Agreement pursuant to which the lenders agreed to allow the Company to make such payment in four equal monthly installments beginning December 31, 2003, and the Company agreed to an increase of 2% in the interest rate applicable to its senior credit facility and a forbearance fee of $79. The Company also agreed to meet certain deadlines relating to the expected refinancing of its credit facilities which included the requirement to deliver a written commitment from a new senior credit facility lender no later than December 17, 2003. The Company was not able to deliver such written commitment on the specified date. In addition, the senior lenders must approve all payments under the loan agreement with its subordinated lenders. At the time of the non-delivery of the written commitment, the lenders did not approve such payments and, as a result, the Company failed to make an interest payment to its subordinated lenders in the amount of $474 which was originally due on December 1, 2003.

On December 30, 2003, the Company completed another amendment to its Senior Facility (the “December 2003 Amendment”) in which Heller Financial Inc., a wholly owned subsidiary of General Electric Capital Corporation, purchased the remaining interests from other participating lenders and assumed the entire Senior Facility. The December 2003 Amendment provides for the increase in the amount available under the revolving credit from $16,500 to $19,500 and extends the maturity for both the revolving credit and the term notes to March 31, 2005. Additionally, the December 2003 Amendment provides for an increase in the interest rate to LIBOR plus 700 basis points or the financial institution’s designated base rate plus 500 basis points for the revolving credit and 9% for the term notes for which the outstanding balance as of December 31, 2003 was $13,500. The December 2003 Amendment also permitted the payment of interest in the amount of $474 due to the Company’s subordinated lenders and waived the existing defaults and the required excess cash flow payments discussed in the previous paragraphs. The Company made such interest payment to its subordinated lenders upon completion of the December 2003 Amendment. As of December 31, 2003, 3-month LIBOR was 1.15% and the Company had approximately $2,576 of additional credit available under its Senior Facility, as amended.

In conjunction with the December 2003 Amendment, the Company incurred an amendment fee of $1,000, which was recorded in other long-term assets of the Company’s consolidated financial statements and, together with the previously unamortized loan fees of $520, is being amortized over the remaining term of the facility.

The Company is required to maintain certain financial covenants under its credit facilities, such as minimum earnings, debt-to-earnings, interest coverage and other financial ratios. For the measuring period ended December 31, 2003, the Company was in compliance with all of the financial covenants. In March 2004, the Company further amended a future financial covenant under its Senior Facility and subordinated debentures to be less restrictive. The Company incurred an amendment fee of $75. The Company expects to be in compliance with all of the financial covenants, as amended, throughout 2004.

The Company entered into a joint venture agreement (the “Joint Venture”) during 2001 for the purpose of developing new research-based products. As of December 31, 2003, the Company has a 44.75% ownership interest in the Joint Venture. In 2003, the Company contributed $495 in services and cash and, since inception, has contributed an aggregate of $1,650. All amounts funded to date have been expensed. The Company is not obligated for any future funding of the Joint Venture.

There are no material capital expenditure commitments and no acquisition related commitments. The Company has no off-balance sheet financing arrangements. The Company intends to refinance its current Senior Facility with a new long-term senior credit facility in 2004. The Company believes that its current sources of liquidity and capital will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

The following table represents the Company’s contractual obligations as of December 31, 2003:

Contractual Obligations

	Payment Due by Period
	Total	Less than 1 year	2 - 3 years	4-5 years	More than 5 years
Long-term debt obligations	$45,424	$3,000	$38,674	$3,750	$—
Capital leases obligations	514	91	204	219	—
Operating leases obligations	43,259	10,114	18,354	9,061	5,730
Purchase obligations	951	652	299	—	—

Total contractual obligations	$90,148	$13,857	$57,531	$13,030	$5,730

Pursuant to the terms of a September 1, 2000 Purchase Agreement, the Company sold and LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (collectively, “LLR”) purchased in a private placement (i) 1,176,458 shares of the Company’s Common Stock, (ii) 10 shares of the Series B Preferred Stock, and (iii) warrants to purchase 740,500 shares of the Company’s Common Stock at an exercise price of $12.00 per share, for aggregate gross proceeds of $10 million. At any time after September 2005, LLR may exchange each share of Common Stock for one-half of a share of the Company’s Series C Preferred Stock. After conversion, the holders of Series C Preferred Stock are entitled to receive cumulative quarterly cash dividends at an annual rate of $2.04 per share, or an aggregate of $1,200 per annum.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances.

The Company believes that the implementation of the following critical accounting policies, used in the preparation of its consolidated financial statements, introduce the most significant levels of judgments and estimates.

Revenue Recognition

The Company recognizes revenues on the percentage of completion method for its social research and market research segments, which relies on a periodic determination of the ratio of costs incurred to total estimated contract costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a project can be made. Recognized revenue and profit are subject to revisions as the project progresses to completion. Revisions in profit estimates are reflected in income in the period in which the facts that give rise to the revision become known. Although such revisions have not been material, revisions in the future may be material to the Company’s results of operations. For the Company’s teleservices business, revenues are recognized at the time services are performed.

Goodwill and Other Intangible Assets

The Company has significant intangible assets related to goodwill and other identifiable intangible assets, such as non-competition agreements. The determination of the related estimated useful lives involves significant judgments. Changes in those useful lives could be material to the Company’s results of operations.

In assessing the recoverability of the Company’s goodwill and other identifiable intangibles, the Company must make assumptions regarding estimated future cash flows and other factors, such as trading and transaction multiples, and for other identifiable assets, valuation estimates for items such as backlog and outstanding proposals, to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. On January 1, 2002, the Company adopted Statement No. 142, Goodwill and Other Intangible Assets, which requires the Company to analyze its goodwill for impairment on an annual basis. At the date of adoption, the Company reclassified assembled workforce intangible assets with an unamortized balance of $865 to goodwill and recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to the Company’s Mexican subsidiary of $292, or $(0.05) per share. During 2002 the Company identified other intangible assets with useful life that could no longer be determined. As a result, the Company reclassified $480 from other intangible assets to goodwill in the fourth quarter of 2002. In the fourth quarter of 2002, the Company recorded a non-cash impairment charge of $5,938 to reduce the carrying value of goodwill in U.S. market research.

In the fourth quarter of 2003, the Company recorded non-cash impairment charges of $10,000, $6,000 and $317 to reduce the carrying values of goodwill in teleservices, U.S. market research, and the Company’s Korean subsidiary, respectively.

Deferred Tax and Valuation Allowance

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered to be more likely than not to be realized in future periods.

At December 31, 2003 the Company has net deferred tax assets of $7,526 before the application of a valuation allowance. Of this amount, $2,178 is made up of state deferred tax assets of subsidiaries that have not been profitable. The Company recognizes that it is not more likely than not that the future tax benefits of these assets will be realized. Accordingly, the Company has recorded a $2,178 valuation allowance against these assets. The Company believes that all of the deferred tax assets for federal income tax purpose will be fully realized.

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted Statement 143 on January 1, 2003 and the adoption of Statement 143 had an insignificant impact on the Company’s results of operations, financial position or cash flows.

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

In 2003, the Company reduced its workforce in its U.S. market research operating segment and, as a result, has incurred one-time termination benefits of approximately $705 for the terminations of certain employees. These termination benefits were recognized in accordance with Statement 146 and included in the Company’s results of operations for the year ended December 31, 2003.

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

During 2001, the Company formed the Joint Venture with a third party for the purpose of developing new research-based products. The Company has a 44.75% ownership interest and 50% voting interest in the Joint Venture. In 2003, the Company contributed $495 in services and cash and, since inception, has contributed an aggregate of $1,650. All amounts funded to date have been expensed. The Company is not obligated for future funding of the Joint Venture.

As the Joint Venture has sufficient amount of equity to absorb the entity’s expected loss and the equity owners as a group are able to make decisions about the entity’s activities, and the equity owners have the obligation to absorb expected losses and the rights to receive the expected residual returns, the Company believes that the Joint Venture is not a Variable Interest Entity under the principal criteria as set forth in Interpretation 46 and, accordingly, is not required to apply the consolidation provision under Interpretation 46. The adoption of Interpretation 46 at December 31, 2003 had no impact on the Company’s results of operations, financial position or cash flows.

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

Inflation and Foreign Currency Exchange

Inflation has not had a significant impact on the Company’s operating results to date, nor does the Company expect it to have a significant impact through 2004. The foreign currency exchange fluctuations did not have a material impact on the Company’s operating results in 2003 and 2002. In 2001, the appreciation of the U.S. dollar versus the British pound had negatively affected the Company’s operating results. As the Company continues to expand its international operations, exposures to gains and losses from foreign currency fluctuations will increase. It has not been the Company’s practice to enter into foreign exchange contracts, but such contracts may be used in the future if the Company deems them to be an appropriate resource to manage the Company’s exposure to movements in foreign currency exchange rates.

Risk Factors

Readers of this report should be aware that the following important factors, among others, in some cases have affected, and in the future could affect, the actual operating results of the Company and could cause the Company’s actual consolidated results for 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

The Company’s success depends on its ability to retain its existing clients and obtain new clients. The Company’s clients generally may terminate the services it provides to them at any time. The loss of one or more of the Company’s large clients or a significant reduction in business from such clients could have a material adverse effect on the Company. The existence of larger projects and long-term client relationships may increase the Company’s reliance on particular projects and clients. In 2003, approximately 62% of the Company’s revenue was generated by providing services to various U.S. governmental departments and agencies. In addition, revenues generated by the Company’s teleservices business segment were reliant upon certain key clients. The loss of its larger clients would have a material adverse effect on the Company.

The Company’s business may suffer if demand for its services declines. A number of factors that are beyond the Company’s control can adversely affect the demand of the Company’s existing clients for its services and impair its ability to attract new clients. These include marketing budgets, general economic conditions, consolidations, government spending, and other industry-specific trends. Changes in management or ownership of an existing client are factors that can affect the client’s demand for the Company’s services. As a result, the Company may provide different levels of services to its clients from year to year, and these differences can contribute to fluctuations in the Company’s operating results.

The Company’s attempts to expand its operations into markets where the Company does not currently operate may not be successful and the Company’s efforts to expand its international operations will be subject to added risks which are inherent in doing business abroad. Part of the Company’s business strategy is to expand domestically and internationally, and to extend into related businesses through strategic acquisitions. There can be no assurance that the Company will be able to so expand or to identify targets for such acquisitions on terms attractive to the Company. Further, there can be no assurance that the Company’s services will be sufficiently accepted to sustain its efforts to expand in selected international markets. International expansion will also subject the Company to risks inherent in doing business abroad, including adverse fluctuations in currency exchange rates, limitations on asset transfers, changes in foreign regulations and political turmoil. Furthermore, there can be no assurance that the Company will be able to integrate successfully the operations of any subsequently acquired company with its current operations.

The Company’s business may suffer if the Company is unable to retain its key personnel. The Company is dependent upon the efforts and skills of certain key senior executives. The loss of the services of one or more of these individuals could have a material adverse effect on the Company. The Company does not currently maintain key man life insurance policies on any of the Company’s executives other than John F. Short, the Company’s chief executive officer, and the Company has employment agreements only with certain executive officers. Competition for senior management is intense, and the Company may not be successful in retaining key personnel or in attracting and retaining other personnel that the Company may require in the future.

The Company’s operating results may suffer if there were significant goodwill write-offs. Goodwill related to acquisitions represents a substantial portion of the Company’s total assets. If the fair value of the goodwill should drop below the recorded value, the Company would be required to write off the excess goodwill, which could adversely affect the Company’s operating results. At December 31, 2003, the net goodwill amount on the Company’s consolidated balance sheet represents approximately 34% of the Company’s total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that the Company paid for acquired businesses over the estimated fair market value of the net assets of those businesses. If the fair value of the goodwill, determined in accordance with applicable accounting standards, were to fall below the recorded value shown on the balance sheet, the Company would be required to write off the excess goodwill. Any write-off would be treated as an expense and, although non-cash in nature, would adversely affect the Company’s operating results.

Loan agreement covenants could adversely affect the Company’s business by limiting the Company’s flexibility. The Company is subject to customary financial and operating covenants under its current credit agreements. These covenants limit or prohibit, among other things, the Company’s ability to incur additional debt, make prepayment of certain indebtedness, make investments, sell assets or engage in mergers and acquisitions. These covenants could adversely affect the Company’s business by limiting the Company’s operational and financial flexibility.

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

The Company’s business may suffer from the enactment of state and federal government “do not call lists.” Such lists limit the number of eligible recipients of telemarketing phone calls. Although such lists do not currently apply to market research phone calls, new legislation could change the current market research exemption.

The Company does not currently pay dividends on its common stock and the Company does not expect to do so for the foreseeable future. The Company expects to retain its future earnings, if any, for the operation and expansion of its business, and to pay no cash dividends for the foreseeable future. The terms of the Company’s current financing agreements prohibit the payment of dividends, and future agreements may also contain terms that limit the amount of dividends the Company may pay or prohibit any payment of dividends.

Anti-takeover provisions and the Company’s right to issue preferred stock could make a third-party acquisition of the Company difficult. The Company’s certificate of incorporation provides that the board of directors may issue preferred stock without stockholder approval. In addition, the Company’s by-laws provide for a classified board, with each board member serving a three-year term. The board of directors has also adopted a stockholder rights plan, commonly referred to as a “poison pill.” The issuance of preferred stock, the existence of a classified board, and the stockholder rights plan could make it more difficult for a third party to acquire the Company without board approval. These provisions could also limit the price that certain investors might be willing to pay in the future for the Company’s common stock.

Trading Volume in the Company’s Common Stock has historically been limited. There is a limited market for the Company’s common stock. Selling the Company’s shares may be difficult because smaller quantities of shares are bought and sold and security analysts’ and the news media’s coverage about the Company is limited. These factors could result in lower prices and larger spreads in the bid and ask prices for the Company’s shares.

Forward-looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K, are forward-looking statements. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, and include the following:

•	statements relating to the Company’s business strategy;

•	the Company’s current and future plans; and

•	statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions.

These forward-looking statements are subject to risks, uncertainties, and assumptions about the Company and its operations that are subject to change based on various important factors, some of which are beyond the Company’s control. The following factors, among others, could cause the Company’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in its forward-looking statements:

•	fluctuations in demand for the Company’s services;

•	competition;

•	the Company’s dependence on key personnel;

•	government funding of social research projects;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	domestic and global economic, credit and capital market conditions;

•	foreign exchange fluctuations;

•	changes in federal or state tax laws or the administration of these laws;

•	regulatory or judicial proceedings; and

•	certain other risks described in this Annual Report on Form 10-K, including the risks presented under the heading “Risk Factors.”

If one or more of the assumptions underlying these forward-looking statements proves incorrect, the Company’s actual results, performance or achievements in future periods could differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K. Therefore, the Company cautions the readers not to place undue reliance on its forward-looking statements.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company monitors its interest rate and foreign exchange rate exposures on an ongoing basis. Historically, the Company has entered into interest rate hedging contracts and will continue to evaluate their appropriateness. As of December 31, 2003, the Company was not a party to any interest rate hedging contracts.

It has not been the Company’s practice to enter into foreign exchange contracts, but such contracts may be used in the future if the Company deems them to be an appropriate resource to manage the Company’s exposure to movements in foreign currency exchange rates. The Company does not consider its current foreign exchange exposure, which is primarily related to changes between the U.S. dollar and the U.K. pound, to be material. Although the impact of changes in foreign exchange rates may be significant on the Company’s revenues, cost of revenues and operating expenses when considered individually, the net impact on the Company’s results of operations has not been significant.

The following table provides information about the financial instruments of the Company that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates as of February 26, 2004 by expected maturity dates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

	2004	2005	2006	2007	2008	There- After	Total	Fair Value 12/31/03
Liabilities
Long-term debt including current portion:
Variable rate debt
LIBOR + 7%	—	$16,924	—	—	—	—	$16,924	$16,924
Fixed rate debt – 9%	$3,000	$10,500	—	—	—	—	$13,500	$12,776
Fixed rate debt – 12.5%	—	$3,750	$7,500	$3,750	—	—	$15,000	$12,755

Item	8. Financial Statements and Supplementary Data

The Company’s financial statements, together with the report of the Company’s independent auditors, are set forth beginning at page F-1 at the end of this Report.

Item	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item	9A. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, concluded that the Company’s disclosure controls and procedures, which have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, are effective.

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) has occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item	10. Directors and Executive Officers of the Registrant

The Company has adopted a Code of Conduct that applies to the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company’s Code of Conduct is located on its website at www.opinionresearch.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment or waiver from a provision of the Code of Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to certain topics by posting such information on its website at www.opinionresearch.com. Any shareholder may request this information in print form from the Company’s Secretary.

Except as set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item, including information with respect to directors, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Stockholders for 2004 (“2004 Proxy Statement”), to be filed with SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2003, and is hereby incorporated by reference thereto.

Item	11. Executive Compensation

This information will be contained in the Company’s 2004 Proxy Statement, to be filed with SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2003, and is hereby incorporated by reference thereto.

Item	12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K will be contained in the Company’s 2004 Proxy Statement, to be filed with SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2003, and is hereby incorporated by reference thereto.

The following table provides information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	754,181	$6.62	993,712
Equity compensation plans not approved by security holders (2)	425,000	$5.69	—

(1)	Amount includes shares reserved for issuance under 1997 Stock Incentive Plan, Opinion Research Corporation Employee Stock Purchase Plan, Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants, and the ORC Holdings, Ltd. Employee Share Ownership Plan. See Note 11 and Note 12 to Consolidated Financial Statements for additional information.
(2)	Amount includes 200,000 non-plan options granted to two senior executives and 225,000 warrants issued to various investment advisors as a form of compensation.

Item	13. Certain Relationships and Related Transactions

This information will be contained in the Company’s 2004 Proxy Statement, to be filed with SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2003, and is hereby incorporated by reference thereto.

Item	14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A will be contained in the Company’s 2004 Proxy Statement, to be filed with SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2003, and is hereby incorporated by reference thereto.

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

The Company furnished a current report on Form 8-K on October 29, 2003 pursuant to Item 12 relating to the announcement of earnings for the quarter ended September 30, 2003 (including unaudited financial information).

The Company filed a current report on Form 8-K on December 17, 2003 pursuant to Item 5 relating to a failure in meeting certain deadlines as set forth in the Forbearance Agreement the Company entered with its senior credit lenders on November 14, 2003 and an estimated goodwill impairment charge at December 31, 2003.

The Company filed a current report on Form 8-K on December 30, 2003, as amended on January 9, 2004, pursuant to Item 5 relating to a refinancing of its existing senior credit facility.

(c)	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant - Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993 (the “Form S-1”).

3.2	Amended and Restated By-Laws of the Registrant - Incorporated by reference to Exhibit 3.2 to the Form S-1.

4.1	Rights Agreement, dated September 13, 1996, between the Registrant and StockTrans, Inc. - Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 27, 1996.

4.2	Amendment to Rights Agreement dated August 8, 1998 - Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”).

4.3	Amendment No. 2 to Rights Agreement dated September 1, 2001 - Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2000 (the “2000 8-K”).

4.4	Opinion Research Corporation Designation of Series B Preferred Stock - Incorporated by reference to Exhibit 4.1 to the 2000 8-K.

4.5	Opinion Research Corporation Designation of Series C Preferred Stock - Incorporated by reference to Exhibit 4.2 to the 2000 8-K.

*10.1	Employment Agreement between the Registrant and John F. Short - Incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the “1999 10-Q”).

*10.2	Employment Agreement between the Registrant and Douglas L. Cox dated January 23, 2002 – Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

*10.3	Employment Agreement between the Registrant and Frank J. Quirk dated January 25, 2002 - Incorporated by reference to Exhibit 10.3 to the 2001 10-K.

*10.4	Employment Agreement between the Registrant and James C. Fink dated January 28, 2002 – Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 10-K”).

*10.5	Employment Agreement between the Registrant and Kevin P. Croke dated January 23, 2002. - Incorporated by reference to Exhibit 10.5 to the 2002 10-K.

*10.6	Employment Agreement between O.R.C. International Ltd. and Richard I. Cornelius dated December 12, 2001.

*10.7	Employment Agreement among Opinion Research Corporation, ORC ProTel, Inc., and Ruth R. Wolf dated January 1, 1998 - Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”).

*10.8	Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Terence W. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.1 to the 2000 8-K.

*10.9	Employment Agreement between Macro International Inc. and Lewis D. Eigen dated October 31, 2001 - Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*10.10	1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

*10.11	Amendment to the 1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “2001 10-Q”).

*10.12	Opinion Research Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 8, 2000.

*10.13	Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants - Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 25, 2000.

10.14	Lease Agreement dated May 19, 2003 between Peregrine Investment Partners - I and Opinion Research Corporation – Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (“2003 June 10-Q”).

10.15	Lease dated August 27, 1993 between Carrollton Enterprises Associates Limited Partnership and Macro International Inc. - Incorporated by reference to Exhibit 10.14 to the 1999 10-K.

10.16	Lease and Lease Addendum dated February 24, 1995 between North Bethesda Associates Limited Partnership and Social & Health Services, Ltd. - Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

10.17	First Amendment to Lease dated January 1, 1999 and Second Amendment to Lease dated September 15, 1999, between Bethesda Properties, L.L.C. and Social & Health Services, Ltd. - Incorporated by reference to Exhibit 10.16 to the 2000 10-K.

10.18	Consent and Twelfth Amendment to Credit Agreement dated March 15, 2004 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

10.19	Waiver and Eleventh Amendment to Credit Agreement dated December 30, 2003 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. – Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003 and amended on January 9, 2004.

10.20	Waiver and Tenth Amendment to Credit Agreement dated July 24, 2003 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. – Incorporated by reference to Exhibit 10.1 to the 2003 June 10-Q.

10.21	Forbearance Agreement dated November 14, 2003 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.22	Consent and Ninth Amendment to Credit Agreement dated February 10, 2003 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. – Incorporated by reference to Exhibit 10.21 to the 2002 10-K.

10.23	Eighth Amendment to Credit Agreement dated September 29, 2002 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. – Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (“2002 10-Q”).

10.24	Seventh Amendment to Credit Agreement dated March 19, 2002 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.23 to the 2002 10-K.

10.25	Sixth Amendment to Credit Agreement and Amendment to Security Documents dated November 30, 2001 between Opinion Research Corporation and ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.24 to the 2002 10-K.

10.26	Waiver and Fifth Amendment to Credit Agreement dated October 4, 2001 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 2001 10-Q.

10.27	Fourth Amendment to Credit Agreement dated October 1, 2001 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.26 to the 2002 10-K.

10.28	Third Amendment to Credit Agreement dated December 18, 2000 between Opinion Research Corporation and ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.27 to the 2002 10-K.

10.29	Credit Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 1999 10-Q.

10.30	Security Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.2 to the 1999 10-Q.

10.31	Fifth Amendment to Investment Agreement dated March 15, 2004 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation.

10.32	Fourth Amendment to Investment Agreement dated February 12, 2003 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.30 to the 2002 10-K.

10.33	Third Amendment to Investment Agreement dated September 29, 2002 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation. – Incorporated by reference to Exhibit 10.2 to the 2002 10-Q.

10.34	Second Amendment to Investment Agreement dated March 19, 2002 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.32 to the 2002 10-K.

10.35	Investment Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Investment Corporation, and Allied Capital Corporation. - Incorporated by reference to Exhibit 10.5 to the 1999 10-Q.

10.36	Allonge to Debenture for $9.5 million dated February 11, 2003 issued by Opinion Research Corporation to Allied Capital Corporation - Incorporated by reference to Exhibit 10.34 to the 2002 10-K.

10.37	Allonge to Debenture for $5.5 million dated February 11, 2003 issued by Opinion Research Corporation to Allied Investment Corporation - Incorporated by reference to Exhibit 10.35 to the 2002 10-K.

10.38	Subordinated Debenture for $9.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Capital Corporation - Incorporated by reference to Exhibit 10.7 to the 1999 10-Q.

10.39	Subordinated Debenture for $5.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Investment Corporation - Incorporated by reference to Exhibit 10.8 to the 1999 10-Q.

10.40	Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.9 to the 1999 10-Q.

10.41	Amendment No.1 to Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.12 to the 2000 8-K.

10.42	Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.10 to the 1999 10-Q.

10.43	Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.11 to the 1999 10-Q.

10.44	Purchase Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.5 to the 2000 8-K.

10.45	Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.6 to the 2000 8-K.

10.46	Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.7 to the 2000 8-K.

10.47	Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.8 to the 2000 8-K.

10.48	Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.9 to the 2000 8-K.

10.49	Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.10 to the 2000 8-K.

14.1	Code of Conduct of Opinion Research Corporation.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPINION RESEARCH CORPORATION

By:	/s/ John F. Short
John F. Short, Chairman

Date:	March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ John F. Short John F. Short	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Douglas L. Cox Douglas L. Cox	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Dale J. Florio Dale J. Florio	Director

/s/ John J. Gavin John J. Gavin	Director

/s/ Brian J. Geiger Brian J. Geiger	Director

/s/ Stephen A. Greyser Stephen A. Greyser	Director

/s/ Steven F. Ladin Steven F. Ladin	Director

/s/ Robert D. LeBlanc Robert D. LeBlanc	Director

/s/ Seth J. Lehr Seth J. Lehr	Director

/s/ Frank J. Quirk Frank J. Quirk	President and Director

Report of Independent Auditors

The Board of Directors and Stockholders

Opinion Research Corporation

We have audited the accompanying consolidated balance sheets of Opinion Research Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opinion Research Corporation and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey

February 9, 2004

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$2,766	$2,549
Accounts receivable:
Billed	24,890	21,936
Unbilled services	14,140	13,480

	39,030	35,416
Less: allowance for doubtful accounts	336	348

	38,694	35,068
Prepaid and other current assets	3,161	3,151

Total current assets	44,621	40,768
Property and equipment, net	9,099	8,549
Intangibles, net	715	1,230
Goodwill	32,537	48,577
Deferred income taxes	4,417	370
Other assets	4,322	2,942

	$95,711	$102,436

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,473	$5,501
Accrued expenses	13,829	11,490
Deferred revenues	2,183	2,090
Short-term borrowings	3,000	6,000
Other current liabilities	762	954

Total current liabilities	25,247	26,035
Long-term debt	41,922	40,866
Other liabilities	1,543	720

Redeemable Equity:
Preferred stock:
Series B - 10 shares designated, issued and outstanding, liquidation value of $10 per share	—	—
Series C - 588,229 shares designated, none issued or outstanding liquidation value of $17 per share	—	—
Common stock, 1,176,458 shares issued and outstanding	8,900	8,900

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 4,999,159 shares issued and 4,950,337 outstanding in 2003, and 4,879,813 shares issued and 4,830,991 outstanding in 2002	50	49
Additional paid-in capital	19,803	19,302
Retained earnings (deficit)	(2,004)	6,938
Treasury stock, at cost, 48,822 shares in 2003 and 2002	(261)	(261)
Accumulated other comprehensive income (loss)	511	(113)

Total stockholders’ equity	18,099	25,915

	$95,711	$102,436

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues	$179,557	$175,260	$176,909
Cost of revenues (exclusive of depreciation)	125,890	120,705	121,525

Gross profit	53,667	54,555	55,384
Selling, general and administrative expenses	39,437	39,736	38,128
Depreciation and amortization	4,024	4,596	8,431
Goodwill impairment charges	16,317	5,938	—

Operating income (loss)	(6,111)	4,285	8,825
Interest and other non-operating expenses, net	4,996	4,784	5,413

Income (loss) before provision for income taxes and cumulative effect of accounting change	(11,107)	(499)	3,412
Provision (beneft) for income taxes	(2,165)	2,122	1,796

Income (loss) before cumulative effect of accounting change	(8,942)	(2,621)	1,616
Cumulative effect of accounting change, net of tax benefit of $0	—	(292)	—

Net income (loss)	$(8,942)	$(2,913)	$1,616

Basic earnings per share:
Income (loss) before cumulative effect of accounting change	$(1.47)	$(0.44)	$0.28
Cumulative effect of accounting change	—	(0.05)	—

Net income (loss)	$(1.47)	$(0.49)	$0.28

Diluted earnings per share:
Income (loss) before cumulative effect of accounting change	$(1.47)	$(0.44)	$0.27
Cumulative effect of accounting change	—	(0.05)	—

Net income (loss)	$(1.47)	$(0.49)	$0.27

Weighted average common shares outstanding:
Basic	6,078,535	5,948,797	5,762,383
Diluted	6,078,535	5,948,797	5,991,566

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders’ equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2000	4,475	45	17,473	8,235	(607)	38	(186)	24,960
Comprehensive income:
Net income	—	—	—	1,616	—	—	—	1,616
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(178)	—	—	(178)

Comprehensive income								1,438
Exercise of stock options	13	—	29	—	—	—	—	29
Issuance of capital stock and warrants	235	2	1,079					1,081
Treasury shares purchased	—	—	—	—	—	11	(75)	(75)

Balance, December 31, 2001	4,723	47	18,581	9,851	(785)	49	(261)	27,433
Comprehensive loss:
Net loss	—	—	—	(2,913)	—	—	—	(2,913)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	672	—	—	672

Comprehensive loss								(2,241)
Exercise of stock options	7	—	27	—	—	—	—	27
Issuance of capital stock	150	2	694	—	—	—	—	696

Balance, December 31, 2002	4,880	$49	$19,302	$6,938	$(113)	49	$(261)	$25,915
Comprehensive loss:
Net loss	—	—	—	(8,942)	—	—	—	(8,942)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	624	—	—	624

Comprehensive loss								(8,318)
Exercise of stock options	21	—	117	—	—	—	—	117
Issuance of capital stock	98	1	384	—	—	—	—	385

Balance, December 31, 2003	4,999	$50	$19,803	$(2,004)	$511	49	$(261)	$18,099

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(8,942)	$(2,913)	$1,616
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,024	4,596	8,431
Goodwill impairment charge	16,317	5,938	—
Cumulative effect of accounting change	—	292	—
Loss (gain) on disposal of fixed assets	—	65	(3)
Provision for doubtful accounts	—	211	148
Amortization of original issue discount included in interest expense	147	127	109
Amortization of loan fees	1,015	655	385
Deferred income taxes	(4,416)	(173)	(688)
Changes in operating assets and liabilities, net of effects from acquisitions,
Billed accounts receivable	(2,595)	3,076	2,262
Unbilled services	(587)	(105)	888
Other assets	(181)	(239)	(265)
Accounts payable	(57)	1,159	(494)
Accrued expenses	2,122	1,392	(1,567)
Deferred revenues	(42)	(2,397)	(414)
Other liabilities	146	(958)	(631)

Net cash provided by operating activities	6,951	10,726	9,777

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(46)	(10,851)
Proceeds from the sale of fixed assets	—	4	30
Capital expenditures	(3,360)	(2,334)	(3,934)

Net cash used in investing activities	(3,360)	(2,376)	(14,755)

Cash flows from financing activities:
Borrowings under line-of-credit agreement	40,289	28,059	31,514
Repayments under line-of-credit agreement	(36,380)	(32,233)	(24,975)
Repayments of notes payable	(6,000)	(4,500)	(3,000)
Payments of loan amendment and forbearance fees	(1,829)	(231)	(427)
Repayments under capital lease arrangements	(73)	(27)	(21)
Proceeds from issuance of capital stock, warrants, and options	502	723	1,035

Net cash (used in) provided by financing activities	(3,491)	(8,209)	4,126

Effect of exchange rate changes on cash and cash equivalents	117	53	(28)

Increase (decrease) in cash and cash equivalents	217	194	(880)
Cash and cash equivalents at beginning of period	2,549	2,355	3,235

Cash and cash equivalents at end of period	$2,766	$2,549	$2,355

Non-cash investing and financing activities:
Acquisition of equipments under capital leases	$561	—	—

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(in thousands, except share and per share amounts)

1. Summary of significant accounting policies

Nature of operations and basis of presentation

Opinion Research Corporation (the “Company” or “ORC”) was established in 1938 to apply the principles of general public opinion polling to marketing issues facing America’s largest companies. The Company has evolved to provide social research, market research, information services, marketing services, and telemarketing. The Company performs public sector primary research and provides information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. The Company also assists its commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. The majority of the Company’s governmental projects are in the areas of health, education, and international aid. The Company’s telemarketing services consist principally of outbound customer acquisition services.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions are eliminated upon consolidation.

Revenue recognition

The Company recognizes revenues on the percentage of completion method for its market research and social research segments, which relies on a periodic determination of the ratio of costs incurred to total estimated contract costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a project can be made. Recognized revenue and profit are subject to revisions as the project progresses to completion. Revisions in profit estimates are reflected in operations in the period in which the facts that give rise to the revision become known. These revisions could be material to the Company’s results of operations. For the Company’s teleservices business, revenues are recognized at the time services are performed.

Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenues and are classified as a current liability. The Company grants credit primarily to large companies and government agencies and performs periodic credit evaluations of its clients’ financial condition. The Company does not generally require collateral. Credit losses relating to clients generally have been within management’s expectations.

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

Foreign currency translation

All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and revenues and expenses are translated using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income and are accumulated in stockholder’s equity. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts.

Stock-based compensation

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee option plans.

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

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings per share would have been adjusted to the pro forma amounts indicated in the table below:

	2003	2002	2001
Net income (loss) – as reported	(8,942)	$(2,913)	$1,616
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(365)	(582)	(423)

Net income (loss) – pro forma	$(9,307)	$(3,495)	$1,193

Basic earnings (loss) per share – as reported	$(1.47)	$(.49)	$.28
Basic earnings (loss) per share – pro forma	$(1.53)	$(.59)	$.21

Diluted earnings (loss) per share – as reported	$(1.47)	$(.49)	$.27
Diluted earnings (loss) per share – pro forma	$(1.53)	$(.59)	$.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected stock price volatility	51.7%	53.4%	62.9%
Risk-free interest rate	4.0%	3.8%	5.1%
Expected life of options	7 years	7 years	7 years

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of significant accounting policies (continued)

Stock-based compensation (continued)

The weighted average fair value of options granted during 2003, 2002, and 2001 was $3.02, $3.32 and $4.34 per share, respectively.

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

Computer software

In accordance with Statement of Position 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use issued by the American Institute of Certified Public Accountants, the Company has capitalized certain internal and external costs incurred to acquire or create internal use software. Capitalized costs are amortized over five years.

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying consolidated balance sheets.

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

Goodwill and other intangible assets (continued)

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognition, percentage of completion, valuation allowances, and goodwill impairment. Actual results could differ from those estimates.

Reclassification

To conform to the 2003 presentation, certain amounts recorded in other long-term assets in December 31, 2002 have been reclassified to deferred income taxes in the Company’s consolidated balance sheets. In the consolidated statements of cash flows for the year ended December 31, 2002 and 2001, certain amounts in other assets have been reclassified to payments of loan amendment fees in the cash flows from financing activities.

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

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Recent accounting pronouncements (continued)

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

In 2003, the Company restructured its U.S. market research operating segment and, as a result, has incurred one-time termination benefits of approximately $705 for the terminations of certain employees. These termination benefits were recognized in accordance with Statement 146 and included in the Company’s results of operations for the year ended December 31, 2003.

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

During 2001, the Company formed a joint venture (the “Joint Venture”) with a third party for the purpose of developing new research-based products. The Company has a 44.75% ownership interest and 50% voting interest in the Joint Venture. In 2003, the Company contributed $495 in services and cash and, since inception, has contributed an aggregate of $1,650. All amounts funded to date have been expensed. The Company is not obligated for future funding of the Joint Venture.

As the Joint Venture has sufficient amount of equity to absorb the entity’s expected loss and the equity owners as a group are able to make decisions about the entity’s activities, and the equity owners have the obligation to absorb expected losses and the rights to receive the expected residual returns, the Company believes that the Joint Venture is not a Variable Interest Entity under the principal criteria as set forth in Interpretation 46 and, accordingly, is not required to apply the consolidation provision under Interpretation 46. The adoption of Interpretation 46 at December 31, 2003 had no impact on the Company’s results of operations, financial position or cash flows.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Recent accounting pronouncements (continued)

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

3. Goodwill and other intangibles

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Instead, Statement 142 requires such assets be reviewed for impairment annually, or more frequently if certain indicators arise, using the guidance specifically provided. Upon adoption at January 1, 2002, the Company reclassified assembled workforce intangible assets with an unamortized balance of $865 to Goodwill. During the year the Company identified other intangible assets with useful life that can no longer be determined. As a result, the Company reclassified $480 from other intangible assets to goodwill in the fourth quarter of 2002. The Company has also performed an initial transitional impairment testing and determined a goodwill impairment charge in the Company’s Mexican subsidiary of $292, or $(0.05) per share. The charge has been reflected as a cumulative effect of a change in accounting principle.

The Company chose October 1 to conduct its annual impairment test. In assessing the recoverability of the Company’s goodwill and other identifiable intangibles, the Company must make assumptions regarding estimated future cash flows and other factors, such as trading and transaction multiples, and for other identifiable assets, valuation estimates for items such as backlog and outstanding proposals, to determine the fair value of the respective assets. Under Statement 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. In October 2002, as part of its annual impairment test, the Company engaged an independent valuation firm to determine if there had been an impairment of the goodwill associated with the Company’s U.S. market research business. The analysis performed by the independent valuation firm indicated that the recorded book value of U.S. market research exceeded its fair value, as determined by a weighting of comparable company analyses and discounted cash flow models. Upon completion of such assessment, the Company recorded a non-cash impairment charge of $5,938 to reduce the carrying value of goodwill in U.S. market research.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Goodwill and other intangibles (continued)

In October 2003, the Company performed its annual goodwill impairment test. Based upon the initial results of such test, the Company determined that there was a goodwill impairment charge in the Company’s Korean subsidiary of $317. In addition, the Company engaged an independent valuation firm to determine if there were goodwill impairment issues associated with the Company’s U.S. market research and teleservices business segments. The analysis performed by the independent valuation firm indicated that the recorded book values of U.S. market research and teleservices exceeded their fair values, as determined by a weighting of comparable company analyses and discounted cash flow models. Upon completion of such assessments, the Company recorded non-cash impairment charges of $10,000 to reduce the carrying value of the goodwill in teleservices and $6,000 in U.S. market research.

Management believes that the decline in the fair value of its U.S. market research business can be attributed to the following:

•	A deterioration in general economic conditions;

•	An even greater decline in business to business market research activity; and

•	An expectation that recovery will be prolonged.

Management believes that the decline in the fair value of its teleservices business can be attributed to the following:

•	A deterioration in general economic conditions;

•	Adverse impact on the outbound telemarketing industry arising from various Federal and state regulations; and

•	Client concentration risks.

Management cannot provide assurance that additional impairment charges will not be required in the future if the U.S. market research and teleservices businesses do not recover as projected.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Goodwill and other intangibles (continued)

The following table presents a reconciliation of reported net income (loss) and earnings (loss) per share to adjusted net income (loss) and earnings (loss) per share, as if Statement 142 had been in effect for previously reported years:

	Years ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(8,942)	$(2,913)	$1,616
Amortization of goodwill, net of tax	—	—	2,627
Amortization of workforce, net of tax	—	—	208

Net income (loss), as adjusted	(8,942)	$(2,913)	$4,451

Basic earnings (loss) per share, as reported	$(1.47)	$(0.49)	$0.28
Amortization of goodwill, net of tax	—	—	0.46
Amortization of workforce, net of tax	—	—	0.03

Basic earnings (loss) per share, as adjusted	$(1.47)	$(0.49)	$0.77

Diluted earnings (loss) per share, as reported	$(1.47)	$(0.49)	$0.27
Amortization of goodwill, net of tax	—	—	0.44
Amortization of workforce, net of tax	—	—	0.03

Diluted earnings (loss) per share, as adjusted	$(1.47)	$(0.49)	$0.74

The changes in the carrying value of goodwill as of December 31, 2003 are as follows:

	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Other	Consolidated
Balance at January 1, 2002	$14,441	$2,200	$15,530	$20,436	$537	$53,144
Assembled workforce and other intangible assets reclassified	480	113	—	752	—	1,345
Earn-out payments	—	—	—	—	46	46
Impairment charges	(5,938)	—	—	—	(292)	(6,230)
Foreign currency translation	—	243	—	—	29	272

Balance at December 31, 2002	$8,983	$2,556	$15,530	$21,188	$320	$48,577
Reclassification between reporting entities	(593)	—	—	593	—	—
Impairment charges	(6,000)	—	(10,000)	—	(317)	(16,317)
Foreign currency translation	—	280	—	—	(3)	277

Balance at December 31, 2003	$2,390	$2,836	$5,530	$21,781	$—	$32,537

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Goodwill and other intangibles (continued)

The Company’s intangible assets consist of the following:

	December 31,
	2003	2002
Intangible assets subject to amortization:
Customer lists	$3,750	$3,705
Non-competition agreements	1,587	1,533
Backlog	1,350	1,350
Other	521	497

	7,208	7,085
Accumulated amortization	(6,493)	(5,855)

	$715	$1,230

Amortization expense for other intangibles for the year ended December 31, 2003, 2002, and 2001 was $538 and $986 and $1,373, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

2004	$306
2005	169
2006	17
2007	17
2008	17

4. Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2003	2002
Billed receivables:
U.S. governmental departments and agencies	$10,711	$9,168
Commercial clients & other	14,179	12,768

	24,890	21,936

Unbilled receivables:
U.S. governmental departments and agencies	$9,721	$9,772
Commercial clients & other	4,419	3,708

	14,140	13,480

Accounts receivable, gross	$39,030	$35,416
Less: allowance for doubtful accounts	336	348

Accounts receivable, net	$38,694	$35,068

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Accounts Receivable (continued)

The unbilled receivables at December 31, 2003 and 2002 included $802 and $795, respectively, of retainage under terms of the contracts which can only be invoiced upon completion of federal government indirect cost audits. The Company estimates that approximately 18% of retainage recorded at December 31, 2003 will be collected during 2004. No single client constituted more than 10% of net billed receivable at December 31, 2003. One client in the Company’s social research business constituted 11% of net billed receivable for the year ended December 31, 2002.

5. Property and equipment

Property and equipment consists of the following:

	December 31,
	2003	2002
Leasehold improvements	$4,661	$4,104
Computer equipment and software	15,034	13,087
Furniture, fixtures, and equipment	6,291	5,569
Equipment under capital lease obligations	732	154

	26,718	22,914
Less accumulated depreciation and amortization	17,619	14,365

Property and equipment, net	$9,099	$8,549

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $3,486, $3,610 and $3,671, respectively.

6. Income taxes

For financial reporting purposes, income (loss) before income taxes and cumulative effect of accounting change consists of the following:

	Year Ended December 31,
	2003	2002	2001
United States	$(11,240)	$(978)	$3,497
Foreign	133	479	(85)

	$(11,107)	$(499)	$3,412

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Income taxes (continued)

The provision (benefit) for income taxes, excluding amounts related to cumulative effect of accounting change, consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$781	$1,256	$1,662
State	1,126	821	610
Foreign	344	218	212

Total current	$2,251	$2,295	2,484

Deferred:
Federal	(5,170)	(238)	(308)
State	837	23	(380)
Foreign	(83)	42	—

Total deferred	(4,416)	(173)	(688)

	$(2,165)	$2,122	$1,796

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes and cumulative effect of accounting change is as follows:

	Year Ended December 31,
	2003	2002	2001
Statutory rate applied to pre-tax income (loss)	$(3,776)	$(170)	$1,160
Add (deduct):
State income taxes, net of federal benefit	1,296	254	403
Foreign rate differential	135	93	—
Foreign operating losses for which a tax benefit has not been recorded	80	34	42
Effect of impairment and non-deductible goodwill amortization	126	2,019	449
Effect of other non-deductible expenses	50	73	58
Tax credits	(122)	(165)	(160)
Other	46	(16)	(156)

	$(2,165)	$2,122	$1,796

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Income taxes (continued)

The Company’s deferred tax liabilities and assets consist of the following temporary differences:

	December 31,
	2003	2002
Deferred tax liabilities:
Fixed assets	$(260)	$(255)
Intangibles	—	(137)
Other	(387)	(427)

Total deferred tax liabilities	(647)	(819)

Deferred tax assets:
Reserves for doubtful accounts	98	104
Intangibles	5,132	—
Compensation	1,155	651
Accrued expenses	324	301
Other	1,464	966
Valuation allowance	(2,178)	(271)

Total deferred tax assets	5,995	1,751

Net deferred tax assets	$5,348	$932

At December 31, 2003 and 2002, the Company has net current deferred tax assets in the amount of $931 and $562, respectively, which are reported in the balance sheet in prepaid and other current assets. Income taxes paid in the U.S. in 2003, 2002, and 2001 were $1,105, $1,837, and $3,205, respectively. Income taxes paid in the U.K. in 2003, 2002, and 2001 were $198, $417, and $114, respectively.

At December 31, 2003 the Company has recorded a net valuation allowance of $2,178 against state deferred tax assets related to certain subsidiaries since the realization of these future state tax benefits is not deemed to be more likely than not.

At December 31, 2003, unremitted earnings of foreign subsidiaries were approximately $660. Since it is the Company’s intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Debt

Debt consists of the following:

	December 31,
	2003	2002
Working capital facilities	$16,924	$13,015
Notes payable – senior notes	13,500	19,500
Note payable – subordinated debentures	14,498	14,351

Total debt	44,922	46,866
Less current maturities	3,000	6,000

Long-term portion	$41,922	$40,866

In May 1999, the Company entered into a credit agreement with a financial institution for a facility which provided $30,000 of term notes and up to $20,000 of revolving credit for a six-year term (the “Senior Facility”). The Senior Facility carried an interest rate at the discretion of the Company of either the financial institution’s designated base rate plus 100 basis points or LIBOR plus 250 basis points for both revolving credit and term notes. The Senior Facility is secured by substantially all of the assets of the Company.

On October 4, 2001, the Company amended its Senior Facility increasing the amount available under the revolving credit to up to $24,000 and shortening the maturity for both the revolving credit and the term notes to June 1, 2004 from May 31, 2005 (the “October 2001 Amendment”). Additionally, the October 2001 Amendment provided for an increase in the interest rate to LIBOR plus 325 basis points or the financial institution’s designated base rate plus 200 basis points. The Company incurred amendment fees of $427 for the October 2001 Amendment which were recorded in other long-term assets of the Company’s consolidated financial statements.

On September 29, 2002, the Company further amended its credit facilities (the “September 2002 Amendment”), which, among other things, reduced the amount available under the revolving credit from $24,000 to $19,000 and amended certain near-term financial covenants to less restrictive amounts. In conjunction with the September 2002 Amendment, the Company wrote off $77 of unamortized loan fees and incurred additional costs of $55, which were recorded as other long-term assets in the Company’s consolidated financial statements and, together with the previously unamortized loan fees of $672, are being amortized over the remaining term of the facility.

In February 2003, the Company completed another amendment to its Senior Facility (the “February 2003 Amendment”) which further reduced the amount available under the revolving credit from $19,000 to $16,500 and amended certain future covenants to be less restrictive. Additionally, the February 2003 Amendment provides for an increase in the interest rate by 50 basis points to LIBOR plus 375 basis points or the financial institution’s designated base rate plus 250 basis points. The Company incurred an amendment fee of $180 for the February 2003 Amendment.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Debt (continued)

The Company is required to maintain certain financial covenants under its Senior Facility, such as minimum earnings, debt-to-earnings, interest coverage and other financial ratios. For the measuring period ended June 30, 2003, the Company was not in compliance with two of the existing covenants; such non-compliance was waived by the lenders in July 2003. In conjunction with the waiver, the Company also amended certain covenants for the measuring period ended September 30, 2003 to be less restrictive (the “July 2003 Amendment”). The Company was in compliance with all covenant requirements for the measuring period ended September 30, 2003. Total costs incurred for the July 2003 Amendment of $495 are being amortized over the remaining term of the facility.

During the third quarter of 2003, it came to the attention of the Company and its lenders that the Company failed to make a payment under an excess cash flow provision of its senior credit facility in the amount of $1,681. The Company and its lenders entered into a Forbearance Agreement pursuant to which the lenders agreed to allow the Company to make such payment in four equal monthly installments beginning December 31, 2003, and the Company agreed to an increase of 2% in the interest rate applicable to its senior credit facility and a forbearance fee of $79. The Company also agreed to meet certain deadlines relating to the expected refinancing of its credit facilities which included the requirement to deliver a written commitment from a new senior credit facility lender no later than December 17, 2003. The Company was not able to deliver such written commitment on the specified date. In addition, the senior lenders must approve all payments under the loan agreement with its subordinated lenders. At the time of the non-delivery of the written commitment, the lenders did not approve such payments and, as a result, the Company failed to make an interest payment to its subordinated lenders in the amount of $474 which was originally due on December 1, 2003.

On December 30, 2003, the Company completed another amendment to its Senior Facility (the “December 2003 Amendment”) in which Heller Financial Inc., a wholly owned subsidiary of General Electric Capital Corporation, purchased the remaining interests from other participating lenders and assumed the entire Senior Facility. The December 2003 Amendment provides for the increase in the amount available under the revolving credit from $16,500 to $19,500 and extends the maturity for both the revolving credit and the term notes to March 31, 2005. Additionally, the December 2003 Amendment provides for an increase in the interest rate to LIBOR plus 700 basis points or the financial institution’s designated base rate plus 500 basis points for the revolving credit and 9% for the term notes for which the outstanding balance as of December 31, 2003 was $13,500. The December 2003 Amendment also permitted the payment of interest in the amount of $474 due to the Company’s subordinated lenders and waived the existing defaults and the required excess cash flow payments discussed in the previous paragraphs. The Company made such interest payment to its subordinated lenders upon completion of the December 2003 Amendment. As of December 31, 2003, 3-month LIBOR was 1.15% and the Company had approximately $2,576 of additional credit available under its Senior Facility, as amended.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Debt (continued)

In conjunction with the December 2003 Amendment, the Company incurred an amendment fee of $1,000, which was recorded in other long-term assets of the Company’s consolidated financial statements and, together with the previously unamortized loan fees of $520, is being amortized over the remaining term of the facility.

In May 1999, the Company also issued $15,000 of subordinated debentures to a financial institution. In exchange for consideration received in connection with this debt, the Company also issued warrants to purchase a maximum of 437,029 shares of the Company’s common stock at an exercise price of $5.422 per share. The warrants are exercisable from the date of issuance and expire in 2007. The subordinated financing has an eight-year term and an original coupon rate of 12%. In conjunction with the February 2003 Amendment, the Company also amended its subordinated debenture to increase the coupon rate from 12% to 12.5% and amended certain future covenants to be less restrictive. Total costs incurred for amending the subordinated debentures were $75. The carrying value of such debt, $14,498 at December 31, 2003, is included in notes payable in the previously presented debt table.

The Company is required to maintain certain financial covenants under its credit facilities, such as minimum earnings, debt-to-earnings, interest coverage and other financial ratios. For the measuring period ended December 31, 2003, the Company was in compliance with all of the financial covenants. In March 2004, the Company further amended a future financial covenant under its Senior Facility and subordinated debentures to be less restrictive. The Company incurred an amendment fee of $75. The Company expects to be in compliance with all of the financial covenants, as amended, throughout 2004.

Aggregate maturities of debt for the years ending December 31 are as follows:

2004	$3,000
2005	31,174
2006	7,500
2007	3,750
2008	—
Thereafter	—

The Company paid interest of $4,480, $3,971, and $4,960 for the year ended December 31, 2003, 2002, and 2001, respectively.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Leases

Future minimum payments required under capital and operating leases that have non-cancelable lease terms in excess of one year are as follows:

	Capital Leases	Operating Leases

2004	$127	$10,114
2005	127	9,465
2006	126	8,889
2007	126	4,874
2008	107	4,187
Thereafter	—	5,730

Total minimum lease payments	$613	$43,259

Less amounts representing interest	99

Capitalized lease obligations	$514

At December 31, 2003, the current and long-term capital lease obligations of $91 and $423 were recorded in the balance sheet in other current and long-term liabilities, respectively. Rent expense under operating leases was $8,735, $8,412, and $7,935, for the years ended December 31, 2003, 2002 and 2001, respectively. Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on similar properties.

9. Redeemable equity

On July 19, 2001, guidance was issued in EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, which requires securities with redemption features, including those that become exercisable only upon a change-in-control, be classified outside of permanent equity. As described in the paragraphs below, certain of the Company’s equity instruments purchased by LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (collectively, “LLR”) on September 1, 2000 contain such change-in-control redemption rights.

Pursuant to the terms of a September 1, 2000 Purchase Agreement, the Company sold and LLR purchased in a private placement (i) 1,176,458 shares of the Company’s Common Stock, (ii) 10 shares of the Series B Preferred Stock, and (iii) warrants to purchase 740,500 shares of the Company’s Common Stock at an exercise price of $12.00 per share, for aggregate gross proceeds of $10 million.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Redeemable equity (continued)

The warrants are exercisable from the date of issuance and expire in 2010. If the Company sells shares of Common Stock in the future at a per share price below $8.50, the exercise price of the warrants would be proportionately reduced and certain contingent warrants issued to LLR at an exercise price of $.01 per share become exercisable.

The holders of Series B Preferred Stock are entitled to nominate and elect two directors to the Company’s Board of Directors. The holders of the Series B Preferred Stock are not entitled to receive dividends. In the event of liquidation, each share of the Series B Preferred Stock is entitled to a liquidation preference of $10.00 per share. The Company may redeem the outstanding shares of Series B Preferred Stock at any time LLR’s shareholdings fall below 10% of the Company’s outstanding common shares, at a per share amount equal to the greater of the fair market value or the liquidation preference.

At any time after the fifth anniversary of the closing, LLR may exchange each share of Common Stock for one-half of a share of the Company’s Series C Preferred Stock. After conversion, the holders of Series C Preferred Stock are entitled to receive cumulative quarterly cash dividends at an annual rate of $2.04 per share. In the event of liquidation, each share of the Series C Preferred Stock is entitled to a liquidation preference of $17.00 per share plus all accrued and unpaid dividends. Each share of Series C Preferred Stock is convertible at all times into two shares of Common Stock. The holders of Series C Preferred Stock are entitled to vote on all matters before the common holders, as a single class with the Common Stock, on an as if converted basis. Additionally, holders of Series C Preferred Stock as a class, may also nominate and elect two additional directors to the Company’s Board of Directors, subject to LLR maintaining certain specified ownership percentages.

In the event of (i) the sale of substantially all of the assets of the Company, (ii) any consolidation or merger of the Company into another corporation or entity in which the stockholders of the Company immediately prior to such transaction hold less than 50% of the Company’s voting power immediately after such transaction, or (iii) any transactions in which in excess of 50% of the Company’s voting power is transferred to one or more affiliated persons, the holders of the Series B Preferred Stock and the Series C Preferred Stock may require the Company to redeem such securities at their liquidation preferences of $10.00 and $17.00 per share, respectively. Because such redemption features are not solely within the control of the Company, the Series B Preferred Stock and the 1,176,458 shares of Common Stock held by LLR (which may be exchanged into shares of Series C Preferred Stock), have been presented outside of stockholders’ equity in the Company’s consolidated balance sheets.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Redeemable equity (continued)

The 1,176,458 shares of Common Stock held by LLR are carried at their aggregate fair value at issuance of $8.9 million, and no changes will be made to such carrying value until a change-in-control of the Company is probable. Finally, because the rights to exchange shares of Common Stock into shares of Series C Preferred Stock may not be transferred by LLR to any parties other than affiliates of LLR, these rights will terminate upon any resale or transfer of the 1,176,458 LLR common shares to an unaffiliated entity. Accordingly, upon the occurrence of any such resale or transfer, the Company will reclassify a pro-rata portion of the carrying value of the LLR Common Stock into stockholders’ equity.

The Company may call, solely at its discretion, the outstanding shares of Series C Preferred Stock at any time at a per share amount equal to the greater of the fair market value or the liquidation preference multiplied by 25% per annum, compounded annually from September 30, 2000, plus any accrued but unpaid dividends per share.

10. Benefit plans

The Company maintains a defined contribution pension and profit sharing plan covering substantially all domestic employees (“the ORC Plan”) except for ORC Macro and SHS, which maintained separate profit sharing and 401(k) plans (the “ORC Macro Plans” and the “SHS Plans”). As of December 31, 2003, employees may contribute up to 50% of their annual salary but not to exceed the maximum allowable under the Internal Revenue Code. The respective Board of Directors may elect to match employees’ contributions or contribute to the profit sharing plan. The ORC Plan assets included 159,625 shares of common stock of the Company as of December 31, 2003 and 2002, respectively. The Company contributed $399, $421, and $341 to the ORC Plan in 2003, 2002, and 2001, respectively. Under the ORC Macro Plans, the Company contributed $1,900, $1,900, and $1,300 in 2003, 2002 and 2001, respectively. Under the SHS Plans, the Company contributed $446, $377, and $365 in 2003, 2002 and 2001, respectively.

11. Stock options

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

Under the 1997 Stock Incentive Plan as amended, each Non-employee Director is granted options to acquire the “formula number” of shares of common stock on January 2nd of each year. The option exercise price for these options is equal to the fair market value of the underlying shares on the date of the grant.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Stock options (continued)

These options become exercisable on the first anniversary of the date of grant provided the Non-employee Director is a member of the Board of Directors on that date. The options granted under this provision are non-qualified stock options.

For 2003, 2002 and 2001, all outside directors were granted the “formula number” of 5,000 shares. In addition, each director who chaired a committee was granted options to purchase an additional 5,000 shares of the Company’s common stock.

Non-employee Directors’ options terminate seven years from the date of grant or the first anniversary after the optionee ceases to serve as a member of the Board of Directors for any reason. Any options of a Non-employee Director that are not exercisable when he or she ceases to serve as a member of the Board of Directors will terminate as of the termination of the Non-employee Director’s service on the Board of Directors.

Stock option transactions were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding Balance at December 31, 2000	1,023,633	$6.39

2001
Granted	124,000	$6.49
Canceled	(26,224)	$7.01
Exercised	(39,500)	$5.06

Outstanding Balance at December 31, 2001	1,081,909	$6.43

2002
Granted	140,578	$5.70
Canceled	(106,015)	$5.77
Exercised	(16,500)	$5.38

Outstanding Balance at December 31, 2002	1,099,972	$6.54

2003
Granted	110,000	$5.29
Canceled	(234,791)	$6.31
Exercised	(21,000)	$5.58

Outstanding Balance at December 31, 2003	954,181	$6.63

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Stock options (continued)

In December 1997, 200,000 non-plan options were granted to three senior executives. These non-plan options were issued with an exercise price equal to the market value of the stock at the date of grant. As of December 31, 2003, 110,000 of the December 1997 non-plan options were issued and outstanding. In January 2000, an additional 90,000 non-plan options were granted to a senior executive and were outstanding as of December 31, 2003. All such non-plan options have a vesting period of three years and a life of seven years. All non-plan options are included in the previously presented option table.

Options exercisable at December 31, 2003, 2002, and 2001 were 780,273, 837,560, and 785,410, respectively. Exercise prices for options outstanding as of December 31, 2003 for the plan ranged from $3.625 to $8.875 per share. The weighted average remaining term of the outstanding options is 2.95 years. As of December 31, 2003, there were 556,936 shares available for grant under the 1997 Stock Incentive Plan.

The Company has 1,402,529 and 1,442,529 warrants issued and outstanding with a weighted average exercise price of $8.80 and $8.79 as of December 31, 2003 and 2002, respectively. These warrants are immediately exercisable.

At December 31, 2003, the Company has reserved an aggregate of 4,152,529 shares of common stock for issuance upon the exercise or conversion of all outstanding securities and the purchase of common stock under various stock purchase plans (see Note 12).

12. Stock purchase plans

In May 2001, the Company’s stockholders approved the adoption of the Opinion Research Corporation Employee Stock Purchase Plan (the “Qualified Plan”), the Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants (the “Non-Qualified Plan”), and the ORC Holdings, Ltd. Employee Share Ownership Plan (the “U.K. Plan”). The Company has reserved, under the Qualified Plan, Non-Qualified Plan and the U.K. Plan, 500,000, 200,000 and 200,000 shares, respectively, of the Company’s common stock for future issuance. These plans allow eligible employees, non-employee directors, and consultants who meet certain qualifications to purchase the Company’s common stock at 85% of the lower of the fair market value at the beginning or end of each offering period. The following table summarizes the shares issued under the various plans for the year ended December 31, 2003 and 2002, respectively:

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Stock purchase plans (continued)

	December 31,
	2003	2002
Qualified Plan	87,729	110,315
Non-Qualified Plan	7,142	30,187
U.K. Plan	3,425	9,615

As of December 31, 2003, approximately 159,189, 99,007, and 178,580 shares remained available for future issuance under the Qualified Plan, Non-Qualified Plan, and the U.K. Plan, respectively.

13. Split-dollar life insurance and officer loan

The Company has entered into an agreement with a trust established in the name of an officer of the Company. Under the agreement, the Company pays certain premiums on the life insurance policy on the officer, to which the trust is the beneficiary. The Company has been assigned certain rights to the assets of the trust as collateral for the premium paid on this life insurance policy. The amount paid by the Company for the premiums on this policy was $46 for years ended December 31, 2002 and 2001. The cumulative premiums paid prior to 2003 which totaled $324 are recorded in other assets in the accompanying consolidated balance sheets. In the event the policy is terminated, the officer has guaranteed the repayment of the amount due from his trust, and has pledged certain of his personal assets to the Company to collateralize such guarantee. The amount paid in 2003 of $46 was treated as compensation expense for the Company and income to the officer.

Over several years, the Company made loans to certain executive officers of the Company bearing an interest rate of 9.5%. The current corporate policy prohibits the making of loans to any officers or directors. The Company currently has an outstanding loan made to its Chief Executive Officer which has been grandfathered. Including accrued interest, the aggregate amount of indebtedness outstanding at December 31, 2003 and 2002 was $156 and $158, respectively. This amount was recorded in other current assets of the Company’s consolidated financial statements.

14. Segments

The Company identifies its segments based on the Company’s geographic locations and industries in which the Company operates. The Company currently has four reportable segments: U.S. market research, U.K. market research, teleservices, and social research. The Company measures segment profits as operating profit, which is defined as income before interest and other non-operating expenses and income taxes. Information on segments and a reconciliation to the consolidated total, are as follows:

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Segments (continued)

	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Total Segments	Other	Consolidated
Year Ended December 31, 2003:

Revenues from external customers	$25,788	$20,487	$14,868	$115,591	$176,734	$2,823	$179,557
Depreciation and amortization	1,120	485	683	1,606	3,894	130	4,024
Goodwill impairment charge	6,000	—	10,000	—	—	317	16,317
Operating income (loss)	(10,757)	1,167	(7,973)	12,158	(5,405)	(706)	(6,111)
Interest and other non-operating expenses, net						4,996	4,996
Loss before income taxes							$(11,107)
Total assets	$20,479	$11,641	$10,169	$51,719	$94,008	$1,703	$95,711
Capital expenditures	$212	$370	$1,151	$1,555	$3,288	$72	$3,360

Year Ended December 31, 2002:

Revenues from external customers	$33,008	$18,988	$15,596	$105,464	$173,056	$2,204	$175,260
Depreciation and amortization	1,612	480	806	1,568	4,466	130	4,596
Goodwill impairment charge	5,938	—	—	—	5,938	—	5,938
Operating income (loss)	(9,059)	604	2,408	10,266	4,219	66	4,285
Interest and other non-operating expenses, net						4,784	4,784
Income (loss) before income taxes and cumulative effect of accounting change							$(499)
Total assets	$19,272	$9,801	$19,427	$51,056	$99,556	$2,880	$102,436
Capital expenditures	$773	$220	$381	$885	$2,259	$75	$2,334

Year Ended December 31, 2001:

Revenues from external customers	$41,271	$18,369	$18,466	$95,302	$173,408	$3,501	$176,909
Depreciation and amortization	2,427	721	2,164	2,954	8,266	165	8,431
Operating income (loss)	(1,214)	935	2,401	7,357	9,479	(654)	8,825
Interest and other non-operating expenses, net						5,413	5,413
Income before income taxes							$3,412
Total assets	$30,348	$9,597	$20,220	$49,692	$109,857	$3,059	$112,916
Capital expenditures	$1,515	$297	$461	$1,474	$3,747	$187	$3,934

International long-lived assets are $4,922, $4,927 and $5,264 in 2003, 2002, and 2001, respectively. In 2003, 2002 and 2001, revenues from one customer of the Company’s Social Research segment represented $20,385, $18,670 and $18,980 of the Company’s total revenues, respectively. Revenues in the “Other” category were generated from the Company’s Asia and Mexico operations. As these segments are not significant, results are not presented separately.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Net income (loss) per share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2003	2002	2001
Income (loss) before cumulative effect of accounting change	$(8,942)	$(2,621)	$1,616
Cumulative effect of accounting change	—	(292)	—

Net income (loss)	$(8,942)	$(2,913)	$1,616
Weighted average shares outstanding:
Basic	6,079	5,949	5,762
Effect of dilutive potential common shares	—	—	230

Diluted	6,079	5,949	5,992

Net income (loss) per common share – basic:
Income (loss) before cumulative effect of accounting change	$(1.47)	$(.44)	$.28
Cumulative effect of accounting change	—	(.05)	—

Net income (loss) per common share – basic	$(1.47)	$(.49)	$.28

Net income (loss) per common share – diluted:
Income (loss) before cumulative effect of accounting change	$(1.47)	$(.44)	$.27
Cumulative effect of accounting change	—	(.05)	—

Net income (loss) per common share – diluted	$(1.47)	$(.49)	$.27

Options and warrants to purchase 127,867 and 94,328 shares of common stock have not been included in the computation of diluted net income (loss) per share for the year ended December 31, 2003 and 2002, respectively, as their effect would have been anti-dilutive.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Selected quarterly financial information (unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2003
Revenues	$46,045	$44,867	$45,481	$43,164
Gross profit	$13,468	$13,306	$13,535	$13,358
Goodwill impairment charge	$(16,317)	—	—	—
Net income (loss)	$(11,306)	$711	$920	$733

Net income (loss) per common share:
Basic	$(1.85)	$.12	$.15	$.12
Diluted	$(1.85)	$.11	$.15	$.12

Weighted average shares outstanding:
Basic	6,109	6,090	6,071	6,043
Diluted	6,109	6,324	6,144	6,068

2002
Revenues	$44,691	$43,341	$44,777	$42,451
Gross profit	$13,734	$13,394	$14,120	$13,307
Goodwill impairment charge	$(5,938)
Income (loss) before cumulative effect of accounting change	$(5,278)	$891	$977	$789
Cumulative effect of accounting change	—	—	—	$(292)
Net income (loss)	$(5,278)	$891	$977	$497

Income (loss) before cumulative effect of accounting change per common share:
Basic	$(.88)	$.15	$.16	$.13
Diluted	$(.88)	$.15	$.16	$.08

Net income (loss) per common share:
Basic	$(.88)	$.15	$.16	$.13
Diluted	$(.88)	$.15	$.16	$.08

Weighted average shares outstanding:
Basic	6,007	5,971	5,939	5,896
Diluted	6,007	6,019	6,121	6,004

Schedule II - Valuation and Qualifying Accounts

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

(in Thousands of Dollars)

Rule 12-09. Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions		Deductions - describe		Balance at end of period
		Charged to costs and expenses	Charged to other accounts - describe
Year ended December 31, 2003:
Reserves and allowance deducted from asset account:
Allowance for Doubtful Accounts	$348	$—	$—	$12	(1)	$336

Year ended December 31, 2002:
Deducted from asset account:
Allowance for Doubtful Accounts	$284	$211	$—	$147	(1)	$348

Year ended December 31, 2001:
Deducted from asset account:
Allowance for Doubtful Accounts	$246	$148	—	$110	(1)	$284

(1)	Uncollectible accounts written-off.

S-1

OPINION RESEARCH CORPORATION

Annual Report on Form 10-K

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant - Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-68428) filed with the Securities and Exchange Commission on September 3, 1993 (the “Form S-1”).

3.2	Amended and Restated By-Laws of the Registrant - Incorporated by reference to Exhibit 3.2 to the Form S-1.

4.1	Rights Agreement, dated September 13, 1996, between the Registrant and StockTrans, Inc. - Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 27, 1996.

4.2	Amendment to Rights Agreement dated August 8, 1998 - Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”).

4.3	Amendment No. 2 to Rights Agreement dated September 1, 2001 - Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2000 (the “2000 8-K”).

4.4	Opinion Research Corporation Designation of Series B Preferred Stock - Incorporated by reference to Exhibit 4.1 to the 2000 8-K.

4.5	Opinion Research Corporation Designation of Series C Preferred Stock - Incorporated by reference to Exhibit 4.2 to the 2000 8-K.

*10.1	Employment Agreement between the Registrant and John F. Short - Incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the “1999 10-Q”).

*10.2	Employment Agreement between the Registrant and Douglas L. Cox dated January 23, 2002 – Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

*10.3	Employment Agreement between the Registrant and Frank J. Quirk dated January 25, 2002 - Incorporated by reference to Exhibit 10.3 to the 2001 10-K.

*10.4	Employment Agreement between the Registrant and James C. Fink dated January 28, 2002 – Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 10-K”).

*10.5	Employment Agreement between the Registrant and Kevin P. Croke dated January 23, 2002. - Incorporated by reference to Exhibit 10.5 to the 2002 10-K.

*10.6	Employment Agreement between O.R.C. International Ltd. and Richard I. Cornelius dated December 12, 2001.

*10.7	Employment Agreement among Opinion Research Corporation, ORC ProTel, Inc., and Ruth R. Wolf dated January 1, 1998 - Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”).

*10.8	Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Terence W. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.1 to the 2000 8-K.

*10.9	Employment Agreement between Macro International Inc. and Lewis D. Eigen dated October 31, 2001 - Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*10.10	1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

*10.11	Amendment to the 1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “2001 10-Q”).

*10.12	Opinion Research Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 8, 2000.

*10.13	Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants - Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 25, 2000.

10.14	Lease Agreement dated May 19, 2003 between Peregrine Investment Partners - I and Opinion Research Corporation – Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (“2003 June 10-Q”).

10.15	Lease dated August 27, 1993 between Carrollton Enterprises Associates Limited Partnership and Macro International Inc. - Incorporated by reference to Exhibit 10.14 to the 1999 10-K.

10.16	Lease and Lease Addendum dated February 24, 1995 between North Bethesda Associates Limited Partnership and Social & Health Services, Ltd. - Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

10.17	First Amendment to Lease dated January 1, 1999 and Second Amendment to Lease dated September 15, 1999, between Bethesda Properties, L.L.C. and Social & Health Services, Ltd. - Incorporated by reference to Exhibit 10.16 to the 2000 10-K.

10.18	Consent and Twelfth Amendment to Credit Agreement dated March 15, 2004 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc.

10.19	Waiver and Eleventh Amendment to Credit Agreement dated December 30, 2003 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. – Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003 and amended on January 9, 2004.

10.20	Waiver and Tenth Amendment to Credit Agreement dated July 24, 2003 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. – Incorporated by reference to Exhibit 10.1 to the 2003 June 10-Q.

10.21	Forbearance Agreement dated November 14, 2003 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.22	Consent and Ninth Amendment to Credit Agreement dated February 10, 2003 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. – Incorporated by reference to Exhibit 10.21 to the 2002 10-K.

10.23	Eighth Amendment to Credit Agreement dated September 29, 2002 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. – Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (“2002 10-Q”).

10.24	Seventh Amendment to Credit Agreement dated March 19, 2002 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.23 to the 2002 10-K.

10.25	Sixth Amendment to Credit Agreement and Amendment to Security Documents dated November 30, 2001 between Opinion Research Corporation and ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.24 to the 2002 10-K.

10.26	Waiver and Fifth Amendment to Credit Agreement dated October 4, 2001 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 2001 10-Q.

10.27	Fourth Amendment to Credit Agreement dated October 1, 2001 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.26 to the 2002 10-K.

10.28	Third Amendment to Credit Agreement dated December 18, 2000 between Opinion Research Corporation and ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.27 to the 2002 10-K.

10.29	Credit Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.1 to the 1999 10-Q.

10.30	Security Agreement dated May 26, 1999 among Opinion Research Corporation, ORC Inc., and Heller Financial, Inc. - Incorporated by reference to Exhibit 10.2 to the 1999 10-Q.

10.31	Fifth Amendment to Investment Agreement dated March 15, 2004 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation.

10.32	Fourth Amendment to Investment Agreement dated February 12, 2003 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.30 to the 2002 10-K.

10.33	Third Amendment to Investment Agreement dated September 29, 2002 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation. – Incorporated by reference to Exhibit 10.2 to the 2002 10-Q.

10.34	Second Amendment to Investment Agreement dated March 19, 2002 between Opinion Research Corporation and Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.32 to the 2002 10-K.

10.35	Investment Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Investment Corporation, and Allied Capital Corporation. - Incorporated by reference to Exhibit 10.5 to the 1999 10-Q.

10.36	Allonge to Debenture for $9.5 million dated February 11, 2003 issued by Opinion Research Corporation to Allied Capital Corporation - Incorporated by reference to Exhibit 10.34 to the 2002 10-K.

10.37	Allonge to Debenture for $5.5 million dated February 11, 2003 issued by Opinion Research Corporation to Allied Investment Corporation - Incorporated by reference to Exhibit 10.35 to the 2002 10-K.

10.38	Subordinated Debenture for $9.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Capital Corporation - Incorporated by reference to Exhibit 10.7 to the 1999 10-Q.

10.39	Subordinated Debenture for $5.5 million dated May 26, 1999 issued by Opinion Research Corporation to Allied Investment Corporation - Incorporated by reference to Exhibit 10.8 to the 1999 10-Q.

10.40	Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.9 to the 1999 10-Q.

10.41	Amendment No.1 to Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.12 to the 2000 8-K.

10.42	Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.10 to the 1999 10-Q.

10.43	Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.11 to the 1999 10-Q.

10.44	Purchase Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.5 to the 2000 8-K.

10.45	Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.6 to the 2000 8-K.

10.46	Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.7 to the 2000 8-K.

10.47	Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.8 to the 2000 8-K.

10.48	Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.9 to the 2000 8-K.

10.49	Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.10 to the 2000 8-K.

14.1	Code of Conduct of Opinion Research Corporation.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this report