Form 10-Q
period 2004-03-31
OPINION RESEARCH CORP
filed 2004-05-13
CIK 911673

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value – 6,199,698 shares as of May 3, 2004

INDEX

Opinion Research Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$1,062	$2,766
Accounts receivable:
Billed	25,063	24,890
Unbilled services	15,329	14,140

	40,392	39,030
Less: allowance for doubtful accounts	270	336

	40,122	38,694
Prepaid and other current assets	4,038	3,161

Total current assets	45,222	44,621

Property and equipment, net	8,684	9,099
Intangibles, net	602	715
Goodwill	32,647	32,537
Deferred income taxes	4,450	4,417
Other assets	3,886	4,322

	$95,491	$95,711

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,445	$5,473
Accrued expenses	12,261	13,829
Deferred revenues	2,950	2,183
Short-term borrowings	2,000	3,000
Other current liabilities	805	762

Total current liabilities	24,461	25,247

Long-term debt	41,253	41,922
Other liabilities	1,408	1,543

Redeemable Equity:
Preferred stock:
Series B - 10 shares designated, issued and outstanding, liquidation value of $10 per share	—	—
Series C - 588,229 shares designated, none issued or outstanding	—	—
Common stock, 1,176,458 shares issued and outstanding	8,900	8,900

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,037,174 shares issued and 4,988,352 outstanding in 2004, and 4,999,159 shares issued and 4,950,337 outstanding in 2003	50	50
Additional paid-in capital	19,987	19,803
Retained earnings	(1,066)	(2,004)
Treasury stock, at cost, 48,822 shares in 2004 and 2003	(261)	(261)
Accumulated other comprehensive income	759	511

Total stockholders’ equity	19,469	18,099

	$95,491	$95,711

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$47,961	$43,164
Cost of revenues (exclusive of depreciation)	33,718	29,806

Gross profit	14,243	13,358
Selling, general and administrative expenses	9,898	9,974
Depreciation and amortization	942	946

Operating income	3,403	2,438
Interest and other non-operating expenses, net	1,599	1,173

Income before provision for income taxes	1,804	1,265
Provision for income taxes	866	532

Net income	$938	$733

Net Income per common share:
Basic	$0.15	$0.12

Diluted	$0.15	$0.12

Weighted average common shares outstanding:
Basic	6,148,927	6,042,809
Diluted	6,334,952	6,068,124

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$938	$733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	942	946
Non-cash interest expense	455	244
Change in:
Accounts receivable	(1,289)	985
Other assets	(687)	(469)
Accounts payable and accrued expenses	(756)	(787)
Deferred revenues	702	(193)
Other liabilities	(151)	680

Net cash provided by operating activities	154	2,139

Cash flows from investing activities:
Capital expenditures	(300)	(643)

Net cash used in investing activities	(300)	(643)

Cash flows from financing activities:
Borrowings under line-of-credit agreements	6,158	10,710
Repayments under line-of-credit agreements	(7,117)	(11,050)
Repayments of notes payable	(750)	(1,500)
Payments of loan amendment fees	(75)	(255)
Repayments under capital lease arrangements	(24)	(6)
Proceeds from the sale of common stock and options	184	145

Net cash used in financing activities	(1,624)	(1,956)

Effect of exchange rate changes on cash and cash equivalents	66	(45)

Decrease in cash and cash equivalents	(1,704)	(505)
Cash and cash equivalents at beginning of period	2,766	2,549

Cash and cash equivalents at end of period	$1,062	$2,044

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$52	$244

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

(in thousands, except shares and per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ Annual Report on Form 10-K for the year ended December 31, 2003.

In the statement of cash flows for the period ended March 31, 2003, $250 in other assets has been reclassified to payments of loan amendment fees in the cash flows from financing activities to conform to the current period presentation.

NOTE B - CREDIT FACILITIES

The Company is required to maintain certain financial covenants under its credit facilities, such as minimum earnings, debt-to-earnings, interest coverage and other financial ratios. In March 2004, the Company amended a financial covenant under its then outstanding senior credit facility and subordinated debentures to be less restrictive. The Company incurred an amendment fee of $75. For the measuring period ended March 31, 2004, the Company was in compliance with all of the financial covenants.

In May 2004, the Company entered into a new secured revolving credit facility of $35,000 with two financial institutions (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of the assets of the Company. The Senior Revolving Facility carries an interest rate at the discretion of the Company of either the financial institution’s designated base rate (4% at April 30, 2004) plus 100 basis points or LIBOR (3-month LIBOR was 1.18% at April 30, 2004) plus 300 basis points. Upon closing, the Company had approximately $5,161 of additional credit available under the Senior Revolving Facility.

In May 2004, the Company also issued $10,000 of secured subordinated notes (the “Secured Subordinated Notes”) and $12,000 of unsecured subordinated notes (the “Unsecured Subordinated Notes”) to a financial institution. The Secured Subordinated Notes carry an interest rate of 10% and will mature in November 2007. The Secured Subordinated Notes require principal payments of $500 per quarter commencing July 1, 2004, with an unamortized balance of $3,000 due at the end of the term. The Unsecured Subordinated Notes expire in May 2009 and carry a fixed interest rate of 15.5%; 13% is payable quarterly in cash, and 2.5%, at the discretion of the Company, may be paid in cash or deferred and included in the outstanding principal balance until maturity. In exchange for consideration received in connection with this debt, the Company extended the life of existing warrants held by the financial institution from May 2007 to the later of May 2009 or the third anniversary of the repayment date. These warrants were issued in 1999 to the financial institution and are for the purchase of 437,029 shares of the Company’s common stock at an exercise price of $5.422 per share. The extension of these warrants is valued at $616 and will be accreted through interest expense over the life of the Unsecured Subordinated Notes.

All debt outstanding as of May 4, 2004 was repaid with proceeds from the above borrowings. In conjunction with its new credit facilities, the Company incurred additional costs of approximately $1,430 which will be recorded in other long term assets in the Company’s consolidated financial statements and amortized over the remaining terms of the facilities, commencing in the second quarter of 2004. Due to the refinancing described herein, the Company will also write off the unamortized loan fees of approximately $2,640 related to the retired debt as interest expense in the second quarter of 2004.

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$938	$733

Numerator for basic and diluted earnings per share	$938	$733

Denominator:
Denominator for basic earnings per share
Weighted-average shares	6,149	6,043
Effect of dilutive stock options	186	25

Denominator for diluted earnings per share
Adjusted weighted-average shares	6,335	6,068

Net income per common share:
Basic	$0.15	$0.12

Diluted	$0.15	$0.12

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

	Three Months Ended March 31,
	2004	2003
Net income – as reported	$938	$733
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(64)	(101)

Net income – pro forma	$874	$632

Basic earnings per share – as reported	$.15	$.12
Basic earnings per share – pro forma	$.14	$.10

Diluted earnings per share - as reported	$.15	$.12
Diluted earnings per share - pro forma	$.14	$.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Expected dividend yield	0%	0%
Expected stock price volatility	53.0%	53.5%
Risk-free interest rate	3.61%	3.97%
Expected life of options	7 years	7 years

The weighted average fair value of options granted during the three months ended March 31, 2004 and 2003 was $3.59 and $3.09 per share, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill during the three months ended March 31, 2004 are as follows:

	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Other	Consolidated
Balance at January 1, 2004	$2,390	$2,836	$5,530	$21,781	$—	$32,537
Foreign currency translation	—	110	—	—	—	110

Balance at March 31, 2004	$2,390	$2,946	$5,530	$21,781	$—	$32,647

The Company’s intangible assets consist of the following:

	March 31, 2004	December 31, 2003
Intangible assets subject to amortization:
Customer lists	$3,774	$3,750
Non-competition agreements	1,608	1,587
Backlog	1,350	1,350
Other	539	521

	7,271	7,208
Accumulated amortization	(6,669)	(6,493)

	$602	$715

Amortization of intangible assets was $124 for the three months ended March 31, 2004 and $138 for the three months ended March 31, 2003, respectively. The estimated aggregate amortization expense for the remainder of 2004 and each of the five succeeding years is as follows:

2004	$214
2005	151
2006	19
2007	19
2008	19
2009	19

NOTE F - SEGMENTS

The Company’s operations by business segments for the three months ended March 31, 2004 and 2003, are presented in the table below. For both periods presented, the U.S. market research segment included unallocated corporate headquarters related expenses.

	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Total Segments	Other	Consolidated
Three months ended March 31, 2004:
Revenues from external customers	$6,315	$5,920	$3,608	$30,933	$46,776	$1,185	$47,961
Operating income (loss)	(516)	213	390	3,339	3,426	(23)	3,403
Interest and other non-operating expenses, net							1,599
Income before provision for income taxes							1,804

Three months ended March 31, 2003:
Revenues from external customers	$6,584	$4,612	$3,389	$27,805	$42,390	$774	$43,164
Operating income (loss)	(978)	186	257	3,010	2,475	(37)	2,438
Interest and other non-operating expenses, net							1,173
Income before provision for income taxes							1,265

NOTE G - COMPREHENSIVE INCOME

The Company’s comprehensive income for the three months ended March 31, 2004 and 2003, are set forth in the following table:

	Three Months Ended March 31,
	2004	2003
Net income	$938	$733
Other comprehensive loss:
Foreign currency translation adjustment	248	(362)

Comprehensive income	$1,186	$371

NOTE H – RESTRUCTURING CHARGE

On December 31, 2003, the Company recorded severance charges of $705 in accordance with Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For the three months ended March 31, 2004, the Company made cash payments of $248 in relation to the severance accrual. The Company expects to make the remaining severance payments by the end of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s interim financial statements and notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q, and the Company’s audited financial statements and the MD&A contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2004 (the “Form 10-K”). This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “may,” “could,” “believe,” “expect,” “anticipate,” or “intend” and similar expressions and phrases are intended to identify forward-looking statements. As a result of many factors, including the factors set forth under the caption “Forward-Looking Statements” in the Form 10-K, the Company’s actual results may differ materially from those anticipated in these forward-looking statements.

Results of Operations - First Quarter 2004 as Compared to First Quarter 2003

Revenues for the first quarter of 2004 increased $4,797, or 11%, to $47,961 from $43,164 in the first quarter of 2003. Revenues increased $3,128, or 11%, in the Company’s social research business, $219, or 6%, in the teleservices business and $1,308, or 28%, in U.K. market research. Revenues declined $269, or 4%, in U.S. market research. In all cases, the increase or decrease in revenues in the various operating segments is due to higher or lower demand for services. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $748.

Cost of revenues increased $3,912, or 13%, from $29,806 in the first quarter of 2003 to $33,718 in the first quarter of 2004. Gross profit as a percentage of revenues decreased slightly from 31% in 2003 to 30% in 2004. The increase in cost of revenues is principally attributable to higher subcontracting expenses in the social and U.S. market research businesses from work performed on client projects during the quarter which had above-average levels of subcontracted work.

Selling, general and administrative expenses (“SG&A”) decreased $76, or 1%, to $9,898 in the first quarter of 2004 from $9,974 in the first quarter of 2003. As a percentage of revenues, consolidated SG&A improved to 21% in 2004 from 23% in 2003 due to the cost cutting efforts implemented in the later part of 2003 and higher revenue in the first quarter of 2004.

Depreciation and amortization expense was $942 in the first quarter of 2004 as compared to $946 in the first quarter of 2003.

Interest and other non-operating expenses increased by $426, or 36%, to $1,599 in the first quarter of 2004 from $1,173 in the first quarter of 2003. The increase is principally due to an increase in interest expense of $456 attributable to higher borrowing costs partially offset by a decrease in other non-operating expenses. With the completed refinancing (as discussed below in the “Liquidity and Capital Resources” section) and based on current interest rate and debt levels, the Company anticipates that interest expense in subsequent quarters will decline to approximately $1,200 per quarter. In the second quarter of 2004, the Company will also write off the unamortized loan fees of approximately $2,640 in association with former debt as interest expense.

The provision for income taxes for the first quarter of 2004 and the first quarter of 2003 was $866 and $532, respectively. The Company anticipates that the underlying effective tax rate on operations for the full year 2004 will be approximately 48%. The increase in the effective rate compared to the same period in the prior year is due to the absence of offsetting tax benefits for certain state and non-U.S. losses as well as increased state taxes from profitable business segments in the current period.

As a result of all of the above, net income increased to $938 in the first quarter of 2004 from $733 in the first quarter of 2003.

Liquidity and Capital Resources

Net cash provided by operating activities for the first quarter of 2004 was $154 as compared to $2,139 for the same period in 2003. The decrease of $1,985 in the operating cash flows is principally attributable to the timing of collections and an increase in billings and unbilled receivables as a result of the revenue increase in the first quarter of 2004.

Investing activities for the first quarter of 2004 consisted of capital expenditures totaling $300 as compared to $643 for the same period in 2003. In both periods, the majority of the spending on capital items was for ongoing maintenance and replacement of technology.

Financing activities included a net reduction in borrowings during the first three months of 2004 totaling $1,709 and proceeds from the sale of the Company’s common stock under the Company’s stock purchase plans and the exercises of stock options of $184. This compares to a net reduction in borrowings of $1,840 and proceeds of $145 from the sale of common stock and the exercises of stock options in the first three months of 2003.

The Company is required to maintain certain financial covenants under its credit facilities, such as minimum earnings, debt-to-earnings, interest coverage and other financial ratios. In March 2004, the Company amended a financial covenant under its then outstanding senior credit facility and subordinated debentures to be less restrictive. The Company incurred an amendment fee of $75. For the measuring period ended March 31, 2004, the Company was in compliance with all of the financial covenants.

In May 2004, the Company entered into a new secured revolving credit facility of $35,000 with two financial institutions (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of the assets of the Company. The Senior Revolving Facility carries an interest rate at the discretion of the Company of either the financial institution’s designated base rate (4% at April 30, 2004) plus 100 basis points or LIBOR (3-month LIBOR was 1.18% at April 30, 2004) plus 300 basis points. Upon closing, the Company had approximately $5,161 of additional credit available under the Senior Revolving Facility.

In May 2004, the Company also issued $10,000 of secured subordinated notes (the “Secured Subordinated Notes”) and $12,000 of unsecured subordinated notes (the “Unsecured Subordinated Notes”) to a financial institution. The Secured Subordinated Notes carry an interest rate of 10% and will mature in November 2007. The Secured Subordinated Notes require principal payments of $500 per quarter commencing July 1, 2004, with an unamortized balance of $3,000 due at the end of the term. The Unsecured Subordinated Notes expire in May 2009 and carry a fixed interest rate of 15.5%; 13% is payable quarterly in cash, and 2.5%, at the discretion of the Company, may be paid in cash or deferred and included in the outstanding principal balance until maturity. In exchange for consideration received in connection with this debt, the Company extended the life of existing warrants held by the financial institution from May 2007 to the later of May 2009 or the third anniversary of the repayment date. These warrants were issued in 1999 to the financial institution and are for the purchase of 437,029 shares of the Company’s common stock at an exercise price of $5.422 per share. The extension of these warrants is valued at $616 and will be accreted through interest expense over the life of the Unsecured Subordinated Notes.

All debt outstanding as of May 4, 2004 was repaid with proceeds from the above borrowings. In conjunction with its new credit facilities, the Company incurred additional costs of approximately $1,430 which will be recorded in other long term assets in the Company’s consolidated financial statements and amortized over the remaining terms of the facilities, commencing in the second quarter of 2004. Due to the refinancing described herein, the Company will also write off the unamortized loan fees of approximately $2,640 related to the retired debt as interest expense in the second quarter of 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Through March 31, 2004, there were no significant changes in market risk that would have a material effect on the Company’s risk exposure as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following table provides information about the financial instruments of the Company that are sensitive to changes in interest rates and takes into account the refinancing of the Company’s credit facilities as of May 4, 2004. For debt obligations, the table presents principal cash flows and related weighted average interest rates as of May 4, 2004 by expected maturity dates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

	2004	2005	2006	2007	2008	There- After	Total	Fair Value 05/04/04
Liabilities
Long-term debt including current portion:
Variable rate debt LIBOR + 3%	—	—	—	$24,150	—	—	$24,150	$24,150
Fixed rate debt – 10.0%	$1,000	$2,000	$2,000	$5,000	—	—	$10,000	$10,000
Fixed rate debt – 15.5%	—	—	—	—	—	$12,000	$12,000	$12,000

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

The Company filed an amendment to a current report on Form 8-K on January 9, 2004 pursuant to Item 5 relating to a refinancing of its existing senior credit facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opinion Research Corporation
(Registrant)

Date: May 13, 2004	/s/ Douglas L. Cox
Douglas L. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)