Form 10-Q
period 2004-06-30
OPINION RESEARCH CORP
filed 2004-08-12
CIK 911673

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common	Stock, $0.01 Par Value – 6,288,649 shares as of July 28, 2004

INDEX

Opinion Research Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets

Current Assets:
Cash and cash equivalents	$986	$2,766
Accounts receivable:
Billed	25,223	24,890
Unbilled services	16,517	14,140

	41,740	39,030
Less: allowance for doubtful accounts	273	336

	41,467	38,694
Prepaid and other current assets	4,578	3,161

Total current assets	47,031	44,621

Property and equipment, net	9,068	9,099
Intangibles, net	515	715
Goodwill	32,592	32,537
Deferred income taxes	4,450	4,417
Other assets	3,092	4,322

	$96,748	$95,711

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$6,587	$5,473
Accrued expenses	10,187	13,829
Deferred revenues	2,783	2,183
Short-term borrowings	2,000	3,000
Other current liabilities	1,151	762

Total current liabilities	22,708	25,247

Long-term debt	44,266	41,922
Other liabilities	1,329	1,543

Redeemable Equity:
Preferred stock:
Series B - 10 shares designated, issued and outstanding, liquidation value of $10 per share	—	—
Series C - 588,229 shares designated, none issued or outstanding	—	—
Common stock, 1,176,458 shares issued and outstanding	8,900	8,900

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,131,919 shares issued and 5,083,097 outstanding in 2004, and 4,999,159 shares issued and 4,950,337 outstanding in 2003	51	50
Additional paid-in capital	20,813	19,803
Retained earnings (deficit)	(1,303)	(2,004)
Treasury stock, at cost, 48,822 shares in 2004 and 2003	(261)	(261)
Accumulated other comprehensive income	245	511

Total stockholders’ equity	19,545	18,099

	$96,748	$95,711

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$49,400	$45,481	$97,361	$88,645
Cost of revenues (exclusive of depreciation)	35,045	31,946	68,763	61,752

Gross profit	14,355	13,535	28,598	26,893

Selling, general and administrative expenses	10,370	9,676	20,268	19,650
Depreciation and amortization	955	1,008	1,897	1,954

Operating income	3,030	2,851	6,433	5,289

Interest expense	3,766	1,143	5,373	2,294
Other non-operating (income) expenses, net	(293)	(5)	(301)	17

Income (loss) before provision for income taxes	(443)	1,713	1,361	2,978

Provision (benefit) for income taxes	(206)	793	660	1,325

Net income (loss)	$(237)	$920	$701	$1,653

Net income (loss) per common share:
Basic	$(0.04)	$0.15	$0.11	$0.27

Diluted	$(0.04)	$0.15	$0.11	$0.27

Weighted average common shares outstanding:
Basic	6,241,703	6,070,835	6,195,315	6,056,900
Diluted	6,241,703	6,144,002	6,410,437	6,106,146

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$701	$1,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,897	1,954
Non-cash interest expense	3,062	465
Change in:
Accounts receivable	(2,678)	(490)
Other assets	(865)	(427)
Accounts payable and accrued expenses	(3,100)	(654)
Deferred revenues	573	(829)
Other liabilities	141	284

Net cash provided by (used in) operating activities	(269)	1,956

Cash flows from investing activities:
Capital expenditures	(1,587)	(1,478)

Net cash (used in) investing activities	(1,587)	(1,478)

Cash flows from financing activities:
Borrowings under line-of-credit agreements	38,433	22,935
Repayments under line-of-credit agreements	(30,488)	(21,750)
Issuance of notes payable	22,000	—
Repayments of notes payable	(28,500)	(3,000)
Payments of loan origination and amendment fees	(1,850)	(255)
Repayments under capital lease arrangements	(50)	(23)
Proceeds from the issuance of capital stock and options	395	239

Net cash (used in) financing activities	(60)	(1,854)

Effect of exchange rate changes on cash and cash equivalents	136	9

Increase (decrease) in cash and cash equivalents	(1,780)	(1,367)
Cash and cash equivalents at beginning of period	2,766	2,549

Cash and cash equivalents at end of period	$986	$1,182

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$52	$244

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited)

(in thousands, except shares and per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ Annual Report on Form 10-K for the year ended December 31, 2003.

In the statement of cash flows for the period ended June 30, 2003, $255 of the change in other assets previously included in net cash provided by operating activities has been reclassified to payments of loan amendment fees in the cash flows from financing activities to conform to the current period presentation.

NOTE B - CREDIT FACILITIES

In May 2004, the Company entered into a new secured revolving credit facility of $35,000 with two financial institutions (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of the assets of the Company. The Senior Revolving Facility carries an interest rate at the discretion of the Company of either the financial institution’s designated base rate (4.25% at June 30, 2004) plus 100 basis points or LIBOR (3-month LIBOR was 1.63% at June 30, 2004) plus 300 basis points. As of June 30, 2004, the Company had approximately $8,687 of additional credit available under the Senior Revolving Facility.

In May 2004, the Company also issued $10,000 of secured subordinated notes (the “Secured Subordinated Notes”) and $12,000 of unsecured subordinated notes (the “Unsecured Subordinated Notes”) to a financial institution. The Secured Subordinated Notes carry an interest rate of 10% and will mature in November 2007. The Secured Subordinated Notes require principal payments of $500 per quarter commencing July 1, 2004, with an unamortized balance of $3,000 due at the end of the term. The Unsecured Subordinated Notes expire in May 2009 and carry a fixed interest rate of 15.5%; 13% is payable quarterly in cash, and 2.5%, at the discretion of the Company, may be paid in cash or deferred and included in the outstanding principal balance until maturity. In exchange for consideration received in connection with this debt, the Company extended the term of existing warrants held by the financial institution from

May 2007 to the later of May 2009 or the third anniversary of the repayment date. These warrants were issued in 1999 to the financial institution and are for the purchase of 437,029 shares of the Company’s common stock at an exercise price of $5.422 per share. The extension of these warrants is valued at $616 and will be accreted through interest expense over the life of the Unsecured Subordinated Notes.

The Company is required to maintain certain financial covenants under its credit facilities. For the measuring period ended June 30, 2004, the Company was in compliance with all of the financial covenants.

All debt outstanding as of May 4, 2004 was repaid with proceeds from the above borrowings. In conjunction with its new credit facilities, the Company incurred additional costs of approximately $1,430 which are included in other long term assets in the Company’s consolidated financial statements and amortized over the remaining terms of the facilities, commencing in the second quarter of 2004. Due to the refinancing described herein, the Company also wrote off the unamortized loan fees of approximately $2,506 as interest expense, which included payments of $420 made in 2004, related to the retired debt in the second quarter of 2004.

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(237)	$920	$701	$1,653

Numerator for basic and diluted earnings (loss) per share	$(237)	$920	$701	$1,653

Denominator:
Denominator for basic earnings per share,
Weighted-average shares	6,242	6,071	6,195	6,057
Effect of dilutive stock options	—	73	215	49

Denominator for diluted earnings per share
Adjusted weighted-average shares	6,242	6,144	6,410	6,106

Net income (loss) per common share:
Basic	$(.04)	$.15	$.11	$.27

Diluted	$(.04)	$.15	$.11	$.27

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all stock option awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) – as reported	$(237)	$920	$701	$1,653
Add: stock-based employee compensation expense included in reported net income (loss) net of related tax effects	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(85)	(101)	(148)	(202)

Net income (loss) – pro forma	$(322)	$819	$553	$1,451

Basic earnings (loss) per share – as reported	$(.04)	$.15	$.11	$.27
Basic earnings (loss) per share – pro forma	$(.05)	$.13	$.09	$.24

Diluted earnings (loss) per share - as reported	$(.04)	$.15	$.11	$.27
Diluted earnings (loss) per share - pro forma	$(.05)	$.13	$.09	$.24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Expected dividend yield	0%	0%
Expected stock price volatility	53.0%	53.5%
Risk-free interest rate	3.61%	3.97%
Expected life of options	7 years	7 years

No options were granted during the three months ended June 30, 2004 and 2003. The weighted average fair value of options granted during the six months ended June 30, 2004 and 2003 was $3.59 and $3.09 per share, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill as of June 30, 2004 are as follows:

	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Other	Consolidated
Balance at January 1, 2004	$2,390	$2,836	$5,530	$21,781	$—	$32,537
Foreign currency translation	—	55	—	—	—	55

Balance at June 30, 2004	$2,390	$2,891	$5,530	$21,781	$—	$32,592

The Company’s intangible assets consist of the following:

	June 30, 2004	December 31, 2003
Intangible assets subject to amortization:
Customer lists	$3,762	$3,750
Non-competition agreements	1,603	1,587
Backlog	1,350	1,350
Other	528	521

	7,243	7,208
Accumulated amortization	(6,728)	(6,493)

	$515	$715

Amortization of intangible assets was $203 for the six months ended June 30, 2004 and $277 for the six months ended June 30, 2003, respectively. The estimated aggregate amortization expense for the remainder of 2004 and each of the five succeeding years is as follows:

2004	$109
2005	170
2006	19
2007	19
2008	19
2009	19

NOTE F - COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income for the three and six months ended June 30, 2004 and 2003, are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(237)	$920	$701	$1,653
Other comprehensive income (loss):
Foreign currency translation adjustment	(514)	516	(266)	154

Comprehensive income (loss)	$(751)	$1,436	$435	$1,807

NOTE G - SEGMENTS

The Company’s operations by business segments for the three and six months ended June 30, 2004 and 2003, are presented in the table below. For both periods presented, the U.S. market research segment included unallocated corporate headquarters related expenses.

	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Total Segments	Other	Consolidated
Three months ended June 30, 2004:
Revenues from external customers	$7,285	$5,138	$3,342	$32,261	$48,026	$1,374	$49,400
Operating income (loss)	(764)	77	300	3,387	3,000	30	3,030
Interest and other non- operating expenses, net							3,473
Income (loss) before provision for income taxes							(443)

Three months ended June 30, 2003:
Revenues from external customers	$7,091	$4,485	$3,295	$30,190	$45,061	$420	$45,481
Operating income (loss)	(232)	190	332	2,847	3,137	(286)	2,851
Interest and other non- operating expenses, net							1,138
Income before provision for income taxes							1,713

Six months ended June 30, 2004:
Revenues from external customers	$13,600	$11,058	$6,950	$63,194	$94,802	$2,559	$97,361
Operating income (loss)	(1,280)	290	690	6,726	6,426	7	6,433
Interest and other non- operating expenses, net							5,072
Income before provision for income taxes							1,361

Six months ended June 30, 2003:
Revenues from external customers	$13,675	$9,097	$6,684	$57,995	$87,451	$1,194	$88,645
Operating income (loss)	(1,210)	376	589	5,857	5,612	(323)	5,289
Interest and other non- operating expenses, net							2,311
Income before provision for income taxes							2,978

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s interim financial statements and notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q, and the Company’s audited financial statements and the MD&A contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2004 (the “Form 10-K”). The following discussion contains forward-looking statements that involve risks and uncertainties. The words “may,” “could,” “believe,” “expect,” “anticipate,” or “intend” and similar expressions and phrases are intended to identify forward-looking statements. As a result of many factors, including the factors set forth under the caption “Forward-Looking Statements” in the Form 10-K, the Company’s actual results may differ materially from those anticipated in these forward-looking statements.

Results of Operations - Second Quarter 2004 as Compared to Second Quarter 2003

Revenues for the second quarter of 2004 increased $3,919, or 9%, to $49,400 from $45,481 in 2003. Revenues increased $2,071, or 7%, in the Company’s social research business, $194, or 3%, in U.S. market research, $653, or 15%, in U.K. market research and $47, or 1%, in the teleservices business. In all cases, the increase in revenues in the various operating segments is due to higher demand for services. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $594.

Cost of revenues increased $3,099, or 10%, from $31,946 in 2003 to $35,045 in 2004. Gross profit as a percentage of revenues decreased slightly from 30% in 2003 to 29% in 2004. The increase in cost of revenues is principally attributable to higher part-time labor expenses for the U.S. market research business, which are not expected to continue.

Selling, general and administrative expenses (“SG&A”) increased $694, or 7%, to $10,370 in the second quarter of 2004 from $9,676 in the second quarter of 2003. As a percentage of revenues, consolidated SG&A remained constant at 21% for both 2004 and 2003.

Depreciation and amortization expense decreased by $53, or 5%, to $955 in the second quarter of 2004 from $1,008 in the second quarter of 2003. The decrease is principally due to certain intangible assets which were fully amortized by the end of 2003.

Interest expense increased $2,623 to $3,766 in the second quarter of 2004 from $1,143 in the second quarter of 2003. The increase is principally due to the write-off of the unamortized loan fees of $2,506 related to debt that was refinanced during the quarter. With the completed refinancing (as discussed below in the “Liquidity and Capital Resources” section) and based on current interest rate and debt levels, the Company anticipates that interest expense in subsequent quarters will be approximately $1,200 per quarter.

Other non-operating (income) expenses, net, increased to $(293) in the second quarter of 2004 from $(5) in the second quarter of 2003. The increase is principally due to a foreign exchange gain of $335 realized in U.K. market research due to the settlement of a long-term intercompany payable, partially offset by increases in other non-operating expenses in other business units.

The provision (benefit) for income taxes for the second quarter of 2004 and the second quarter of 2003 was $(206) and $793, respectively. The write-off of the unamortized loan fees discussed previously in interest expense provided a tax benefit of approximately $852 in the second quarter of 2004. The Company anticipates that the underlying effective tax rate on operations for the full year 2004 will be approximately 48.5%. The increase in the effective rate compared to the same period in the prior year is due to the absence of offsetting tax benefits for certain state and non-U.S. losses as well as increased state taxes from profitable business segments in the current period.

As a result of all of the above, net income decreased to $(237) in the second quarter of 2004 from $920 in the second quarter of 2003.

Results of Operations - Six Months Year-to-Date 2004 as Compared to Six Months Year-to-Date 2003

Revenues for the first six months of 2004 increased $8,716, or 10%, to $97,361 from $88,645 in 2003. Revenues increased $5,199, or 9%, in the Company’s social research business, $266, or 4%, in the teleservices business and $1,961, or 22%, in U.K. market research. Revenues declined $75, or 1%, in U.S. market research. Higher demand for services is the main contributor to the overall revenue increase among various operating segments. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $1,267.

Cost of revenues increased $7,011, or 11%, from $61,752 in 2003 to $68,763 in 2004. Gross profit as a percentage of revenues decreased from 30% in 2003 to 29% in 2004. The increase in cost of revenues is principally attributable to higher part-time labor expenses for the U.S. market research business, which are not expected to continue.

Selling, general and administrative expenses (“SG&A”) increased $618, or 3%, to $20,268 in the first six months of 2004 from $19,650 in the first six months of 2003. As a percentage of revenues, consolidated SG&A decreased from 22% in 2003 to 21% in 2004, reflecting improved efficiencies from cost reductions in U.S. market research, partially offset by increases in the other segments.

Depreciation and amortization expense decreased by $57, or 3%, to $1,897 in the first six months of 2004 from $1,954 in the first six months of 2003. The decrease is principally due to certain intangible assets which were fully amortized by the end of 2003.

Interest expense increased $3,079 to $5,373 in the first six months of 2004 from $2,294 in the first six months of 2003. The increase is principally due to the write-off of the unamortized loan fees of $2,506 related to debt that was refinanced during the quarter. With the completed refinancing (as discussed below in the “Liquidity and Capital Resources” section) and based on current interest rate and debt levels, the Company anticipates that interest expense in subsequent quarters will be approximately $1,200 per quarter.

Other non-operating (income) expenses, net, increased to $(301) in the first six months of 2004 from $17 in the first six months of 2003. The increase is principally due to a foreign exchange gain of $335 realized in U.K. market research in the second quarter of 2004 due to the settlement of a long-term intercompany payable, partially offset by increases in other non-operating expenses in other business units.

The provision for income taxes was $660 in the first six months of 2004 as compared to $1,325 in the same period of 2003. The write-off of the unamortized loan fees discussed previously in interest expense provided a tax benefit of approximately $852 in the second quarter of 2004. The Company anticipates that the underlying effective tax rate on operations for the full year 2004 will be approximately 48.5%. The increase in the effective rate compared to the same period in the prior year is due to the absence of offsetting tax benefits for certain state and non-U.S. losses as well as increased state taxes from profitable business segments in the current period.

As a result of all of the above, net income decreased to $701 in the first six months of 2004 from $1,653 in the first six months of 2003.

Liquidity and Capital Resources

Net cash (used in) provided by operating activities for the first six months of 2004 was $(269) as compared to $1,956 for the same period in 2003. The decrease of $2,225 in the operating cash flows is principally attributable to the timing of payments on operational disbursements, such as payroll, income taxes, and interest, and an increase in unbilled receivables as a result of the revenue increase in the first six months of 2004.

Investing activities for the first six months of 2004 consisted of capital expenditures totaling $1,587 as compared to $1,478 for the same period in 2003. In both periods, the majority of the spending on capital items was for the ongoing maintenance and replacement of technology.

Financing activities included a net increase in borrowings during the first six months of 2004 totaling $1,445, payment of loan amendment fees of $1,850 and proceeds from the sale of the Company’s common stock under the Company’s various stock purchase plans of $395. This compares to a net reduction in borrowings of $1,815 and proceeds from the sale of the Company’s common stock under the Company’s various stock purchase plans of $239 during the first six months of 2003.

In May 2004, the Company entered into a new secured revolving credit facility of $35,000 with two financial institutions (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of the assets of the Company. The Senior Revolving Facility carries an interest rate at the discretion of the Company of either the financial institution’s designated base rate (4.25% at June 30, 2004) plus 100 basis points or LIBOR (3-month LIBOR was 1.63% at June 30, 2004) plus 300 basis points. As of June 30, 2004, the Company had approximately $8,687 of additional credit available under the Senior Revolving Facility.

In May 2004, the Company also issued $10,000 of secured subordinated notes (the “Secured Subordinated Notes”) and $12,000 of unsecured subordinated notes (the “Unsecured Subordinated Notes”) to a financial institution. The Secured Subordinated Notes carry an interest rate of 10% and will mature in November 2007. The Secured Subordinated Notes require principal payments of $500 per quarter commencing July 1, 2004, with an unamortized balance of $3,000 due at the end of the term. The Unsecured Subordinated Notes expire in May 2009 and carry a fixed interest rate of 15.5%; 13% is payable quarterly in cash, and 2.5%, at the discretion of the Company, may be paid in cash or deferred and included in the outstanding principal balance until maturity. In exchange for consideration received in connection with this debt, the Company extended the term of existing warrants held by the financial institution from May 2007 to the later of May 2009 or the third anniversary of the repayment date. These warrants were issued in 1999 to the financial institution and are for the purchase of 437,029 shares of the Company’s common stock at an exercise price of $5.422 per share. The extension of these warrants is valued at $616 and will be accreted through interest expense over the life of the Unsecured Subordinated Notes.

The Company is required to maintain certain financial covenants under its credit facilities. For the measuring period ended June 30, 2004, the Company was in compliance with all of the financial covenants.

All debt outstanding as of May 4, 2004 was repaid with proceeds from the above borrowings. In conjunction with its new credit facilities, the Company incurred additional costs of approximately $1,430 which are included in other long term assets in the Company’s consolidated financial statements and amortized over the remaining terms of the facilities, commencing in the second quarter of 2004. Due to the refinancing described herein, the Company also wrote off the unamortized loan fees of approximately $2,506 as interest expense, which included payments of $420 made in 2004, related to the retired debt in the second quarter of 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Except for the completion of refinancing as disclosed in the “Liquidity and Capital Resources” section, there have been no significant changes in market risk since December 31, 2003 that would have a material effect on the Company’s risk exposure as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following table provides information about the financial instruments of the Company that are sensitive to changes in interest rates and takes into account the refinancing of the Company’s credit facilities as of May 4, 2004. For debt obligations, the table presents principal cash flows and related weighted average interest rates as of June 30, 2004 by expected maturity dates.

	Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate
	2004	2005	2006	2007	2008	There- After	Total	Fair Value 06/30/04
Liabilities
Long-term debt including current portion:
Variable rate debt LIBOR + 3%	—	—	—	$24,869	—	—	$24,869	$24,869
Fixed rate debt – 10.0%	$1,000	$2,000	$2,000	$5,000	—	—	$10,000	$8,913
Fixed rate debt – 15.5%	—	—	—	—	—	$12,000	$12,000	$11,582

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 11, 2004 at the Company’s headquarters for the following purposes:

1.	To amend the Company’s Employee Stock Purchase Plan to increase the number of shares available for purchase thereunder from 500,000 to 1,000,000 shares. The amendment was approved by the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes
2,923,578	715,001	2,397	1,992,716

2.	To amend the Company’s Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants to increase the number of shares available for purchase thereunder from 200,000 to 400,000 shares. The amendment was approved by the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes
3,129,201	509,378	2,397	1,992,716

3.	To elect two Directors to serve until the 2007 Annual Meeting of Stockholders of the Company and until their successors have been duly elected and qualified. The nominees were approved by the following votes:

Dale J. Florio

Votes For	Votes Withheld
5,264,448	369,244

Steven F. Ladin

Votes For	Votes Withheld
5,252,148	381,544

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

10.1	Business Loan and Security Agreement dated May 4, 2004 among Opinion Research Corporation, ORC Inc., Macro International Inc., ORC ProTel, Inc., Social and Health Services, Ltd., ORC Holdings, Ltd., O.R.C. International Ltd. and Citizens Bank of Pennsylvania and First Horizon Bank.

10.2	Loan Agreement dated May 4, 2004 among Opinion Research Corporation, ORC, Inc., Macro International Inc., ORC ProTel, Inc., Social and Health Services, Ltd., ORC Holdings, Ltd., O.R.C. International Ltd. and Allied Capital Corporation ($10,000,000 Secured Subordinated Notes).

10.3	Loan Agreement dated May 4, 2004 among Opinion Research Corporation, ORC, Inc., Macro International Inc., ORC ProTel, Inc., Social and Health Services, Ltd., ORC Holdings, Ltd., O.R.C. International Ltd. and Allied Capital Corporation ($12,000,000 Subordinated Notes).

10.4	Amendment to Common Stock Purchase Warrant No. A-1 dated May 4, 2004 between Opinion Research Corporation and Allied Capital Corporation.

10.5	Amendment to Common Stock Purchase Warrant No. A-2 dated May 4, 2004 between Opinion Research Corporation and Allied Investment Corporation.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

The Company filed a current report on Form 8-K on May 6, 2004 pursuant to Item 5 and Item 7 relating to the announcement of the Company’s debt refinancing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opinion Research Corporation
(Registrant)

Date: August 12, 2004	/s/ Douglas L. Cox
Douglas L. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)