Form 10-Q
period 2004-09-30
OPINION RESEARCH CORP
filed 2004-11-03
CIK 911673

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Common Stock, $0.01 Par Value – 6,310,971 shares as of October 29, 2004.

INDEX

Opinion Research Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2003	September 30, 2004
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,766	$15
Accounts receivable:
Billed	24,890	23,410
Unbilled services	14,140	18,580

	39,030	41,990
Less: allowance for doubtful accounts	336	268

	38,694	41,722
Prepaid and other current assets	3,161	3,990

Total current assets	44,621	45,727

Property and equipment, net	9,099	9,767
Intangibles, net	715	459
Goodwill	32,537	32,579
Deferred income taxes	4,417	4,404
Other assets	4,322	3,050

	$95,711	$95,986

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,473	$5,394
Accrued expenses	13,829	11,718
Deferred revenues	2,183	3,388
Short-term borrowings	3,000	2,000
Other current liabilities	762	2,152

Total current liabilities	25,247	24,652

Long-term debt	41,922	40,396
Other liabilities	1,543	1,427

Redeemable Equity:
Preferred stock:
Series B - 10 shares designated, issued and outstanding, liquidation value of $10 per share	—	—
Series C - 588,229 shares designated, none issued or outstanding	—	—
Common stock, 1,176,458 shares issued and outstanding	8,900	8,900

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized:
Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 4,999,159 shares issued and 4,950,337 outstanding in 2003, and 5,161,013 shares issued and 5,112,191 outstanding in 2004	50	52
Additional paid-in capital	19,803	20,966
Accumulated deficit	(2,004)	(302)
Treasury stock, at cost, 48,822 shares in 2003 and 2004	(261)	(261)
Accumulated other comprehensive income	511	156

Total stockholders’ equity	18,099	20,611

	$95,711	$95,986

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues	$44,867	$48,894	$133,512	$146,255
Cost of revenues (exclusive of depreciation)	31,561	34,692	93,313	103,455

Gross profit	13,306	14,202	40,199	42,800

Selling, general and administrative expenses	9,542	10,130	29,192	30,398
Depreciation and amortization	1,018	1,017	2,972	2,914

Operating income	2,746	3,055	8,035	9,488

Interest expense	1,247	1,167	3,541	6,540
Other non-operating (income) expenses, net	(5)	(85)	12	(386)

Income before provision for income taxes	1,504	1,973	4,482	3,334

Provision for income taxes	793	972	2,118	1,632

Net income	$711	$1,001	$2,364	$1,702

Net income per common share:
Basic	$0.12	$0.16	$0.39	$0.27

Diluted	$0.11	$0.15	$0.38	$0.26

Weighted average common shares outstanding:
Basic	6,090,238	6,288,649	6,068,134	6,226,654
Diluted	6,323,573	6,483,720	6,178,744	6,435,092

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income	$2,364	$1,702
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,972	2,914
Non-cash interest expense	802	3,186
Other non-cash adjustments	60	—
Change in:
Accounts receivable	389	(2,949)
Other assets	(659)	(319)
Accounts payable and accrued expenses	647	(2,805)
Deferred revenues	(924)	1,183
Other liabilities	570	1,296

Net cash provided by operating activities	6,221	4,208

Cash flows from investing activities:
Capital expenditures	(2,383)	(3,256)

Net cash used in investing activities	(2,383)	(3,256)

Cash flows from financing activities:
Borrowings under line-of-credit agreements	33,405	51,030
Repayments under line-of-credit agreements	(33,180)	(46,523)
Issuance of notes payable	—	22,048
Repayments of notes payable	(4,500)	(29,004)
Payments of loan origination and amendment fees	(255)	(1,850)
Repayments under capital lease arrangements	(43)	(79)
Proceeds from the issuance of capital stock and exercise of options	303	549

Net cash used in financing activities	(4,270)	(3,829)

Effect of exchange rate changes on cash and cash equivalents	34	126

Decrease in cash and cash equivalents	(398)	(2,751)
Cash and cash equivalents at beginning of period	2,549	2,766

Cash and cash equivalents at end of period	$2,151	$15

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$244	$52

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. For further information, reference should be made to the consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2003. For purposes of this report, “Opinion Research”, the “Company”, “we”, “our”, “us” or similar references means Opinion Research Corporation and its consolidated subsidiaries unless the context requires otherwise.

In the statement of cash flows for the period ended September 30, 2003, $255,000 of the change in other assets previously included in net cash provided by operating activities has been reclassified to payments of loan amendment fees in the cash flows from financing activities to conform to the current period presentation.

NOTE B - CREDIT FACILITIES

In May 2004, we entered into a new secured revolving credit facility of $35.0 million with two financial institutions (the “Senior Revolving Facility”). The Senior Revolving Facility has a three-year term and is secured by substantially all of the assets of the Company. The Senior Revolving Facility carries an interest rate at the discretion of the Company of either the financial institution’s designated base rate (4.75% at September 30, 2004) plus 100 basis points or LIBOR (3-month LIBOR was 2.02% at September 30, 2004) plus 300 basis points. As of September 30, 2004, there was approximately $13.6 million of additional credit available under the Senior Revolving Facility.

In May 2004, we also issued $10.0 million of secured subordinated notes (the “Secured Subordinated Notes”) and $12.0 million of unsecured subordinated notes (the “Unsecured Subordinated Notes”) to a financial institution. The Secured Subordinated Notes carry an interest rate of 10% and will mature in November 2007. The Secured Subordinated Notes require principal payments of $500,000 per quarter commencing July 1, 2004, with an unamortized balance of $3.0 million due at the end of the term. The Unsecured Subordinated Notes expire in May 2009 and carry a fixed interest rate of 15.5%; 13% is payable quarterly in cash, and 2.5% may be paid in cash or deferred and included in the outstanding principal balance until maturity. In exchange for consideration received in connection with this debt, we extended the term of existing warrants held by the financial institution from May 2007 to the later of May 2009 or the third anniversary of the repayment date. These warrants were issued in 1999 to the financial institution and are for the purchase of 437,029 shares of the Company’s common stock at an exercise price of $5.422 per share. The extension of these warrants was valued at $616,000 and is being accreted through interest expense over the life of the Unsecured Subordinated Notes.

We are required to maintain certain financial covenants under the credit facilities. For the measuring period ended September 30, 2004, we were in compliance with all of the financial covenants.

All debt outstanding as of May 4, 2004 was repaid with proceeds from the above borrowings. In conjunction with the new credit facilities, we incurred additional costs of approximately $1.4 million which are included in other long term assets in our consolidated financial statements and are amortized over the remaining terms of the facilities. Due to the refinancing of the credit facilities, we also wrote off the unamortized loan fees of approximately $2.5 million as interest expense, which included payments of $420,000 made in 2004, related to the retired debt in the second quarter of 2004.

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2004	2003	2004
Numerator:
Net income	$711	$1,001	$2,364	$1,702

Numerator for basic and diluted earnings per share	$711	$1,001	$2,364	$1,702

Denominator:
Denominator for basic earnings per share
Weighted-average shares	6,090	6,289	6,068	6,227
Effect of dilutive stock options	234	195	111	208

Denominator for diluted earnings per share
Adjusted weighted-average shares	6,324	6,484	6,179	6,435

Net income per common share:
Basic	$.12	$.16	$.39	$.27

Diluted	$.11	$.15	$.38	$.26

NOTE D - STOCK-BASED COMPENSATION

Employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. We have adopted the disclosure-only provisions of Statement 123, Stock-Based Compensation, and Statement 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which was released in December 2002 as an amendment of Statement 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2004	2003	2004
Net income – as reported	$711	1,001	2,364	1,702
Add: stock-based employee compensation expense included in reported net income net of related tax effects	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(99)	(72)	(301)	(221)

Net income – pro forma	$612	$929	$2,063	$1,481

Basic earnings per share – as reported	$.12	$.16	$.39	$.27
Basic earnings per share – pro forma	$.10	$.15	$.34	$.24

Diluted earnings per share - as reported	$.11	$.15	$.38	$.26
Diluted earnings per share - pro forma	$.10	$.14	$.33	$.23

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2004
Expected dividend yield	0%	0%
Expected stock price volatility	53.5%	53.0%
Risk-free interest rate	3.97%	3.34%
Expected life of options	7 years	7 years

No options were granted during the three months ended September 30, 2003 and 2004. The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2004 was $3.09 and $3.57 per share, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill as of September 30, 2004 are as follows:

(in thousands)	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Other	Consolidated
Balance at January 1, 2004	$2,390	$2,836	$5,530	$21,781	$—	$32,537
Foreign currency translation	—	42	—	—	—	42

Balance at September 30, 2004	$2,390	$2,878	$5,530	$21,781	$—	$32,579

The components of intangible assets are as follows:

(in thousands)	December 31, 2003	September 30, 2004
Intangible assets subject to amortization:
Customer lists	$3,750	$3,760
Non-competition agreements	1,587	1,594
Backlog	1,350	1,350
Other	521	526

	7,208	7,230
Accumulated amortization	(6,493)	(6,771)

	$715	$459

Amortization of intangible assets was $413,000 for the nine months ended September 30, 2003 and $258,000 for the nine months ended September 30, 2004, respectively. The estimated aggregate amortization expense for the remainder of 2004 and each of the five succeeding years is as follows (in thousands):

2004	$55
2005	171
2006	19
2007	19
2008	19
2009	19

NOTE F - COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended September 30, 2003 and 2004, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2004	2003	2004
Net income	$711	$1,001	$2,364	$1,702
Other comprehensive income (loss):
Foreign currency translation adjustment	(34)	(89)	120	(355)

Comprehensive income	$677	$912	$2,484	$1,347

NOTE G - SEGMENTS

The Company’s operations by business segments for the three and nine months ended September 30, 2003 and 2004, are presented in the table below. For both periods presented, the U.S. market research segment included unallocated corporate headquarters related expenses.

(in thousands)	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Total Segments	Other	Consolidated
Three months ended September 30, 2003:
Revenues from external customers	$5,722	$5,433	$3,757	$29,144	$44,056	$811	$44,867
Operating income (loss)	(1,319)	245	481	3,439	2,846	(100)	2,746
Interest and other non- operating expenses, net							1,242
Income before provision for income taxes							1,504

Three months ended September 30, 2004:
Revenues from external customers	$6,023	$5,623	$3,213	$32,703	$47,562	$1,332	$48,894
Operating income (loss)	(640)	58	236	3,378	3,032	23	3,055
Interest and other non- operating expenses, net							1,082
Income before provision for income taxes							1,973

Nine months ended September 30, 2003:
Revenues from external customers	$19,397	$14,530	$10,441	$87,139	$131,507	$2,005	$133,512
Operating income (loss)	(2,529)	621	1,070	9,296	8,458	(423)	8,035
Interest and other non- operating expenses, net							3,553
Income before provision for income taxes							4,482

Nine months ended September 30, 2004:
Revenues from external customers	19,623	$16,681	$10,163	$95,897	$142,364	$3,891	$146,255
Operating income (loss)	(1,920)	348	926	10,104	9,458	30	9,488
Interest and other non- operating expenses, net							6,154
Income before provision for income taxes							3,334

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes forward-looking statements. In general, statements other than statements of historical facts contained in this report, including statements regarding revenues, selling, general and administrative expenses, profitability, financial position, business strategy, and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including among other things:

•	fluctuations in demand for our services;

•	competition;

•	our dependence on key personnel;

•	government funding of social research projects;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	domestic and global economic, credit and capital market conditions;

•	foreign exchange fluctuations;

•	changes in federal or state tax laws or the administration of these laws;

•	regulatory or judicial proceedings; and

•	certain other risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 23, 2004.

This list of risks is not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by federal securities laws.

Overview

We provide research services to governments and commercial clients in North America, Europe and Asia. We collect customer, market and demographic data by utilizing computer-assisted telephone interviews, internet-based data collection techniques, personal interviews, mail questionnaires, and other means. After collecting the data, we analyze, develop and present to our clients cohesive reports which provide insights regarding their programs, operations, products, or services. Our services are designed to help our clients manage and evaluate public policy programs and funding decisions, sell products, and improve their corporate image and competitive position. Our government clients include some of the largest U.S federal agencies, including the United States Agency for International Development, the Centers for Disease Control and Prevention, the Department of Health and Human Services and the National Sciences Foundation. We have served some of these clients for over 20 years. Our commercial clients include a diverse base of Fortune 500 corporations in the automotive, consumer goods and services, financial services, health care, information technology, retail and trade, and telecommunications industries. We have served the commercial research market since 1938. We also provide telemarketing services for clients in the membership services, financial services, information technology, and entertainment industries.

We currently have four segments for financial reporting purposes: social research, U.K. market research, U.S. market research, and teleservices.

In the social research segment, we perform research and provide information technology services, public health awareness services, and other research and consulting services primarily to agencies of the U.S. federal government and state and local governments. The majority of our government projects are in the areas of health, education and international aid. Our work benefits government policy decision makers and public healthcare professionals by providing them with information, research and analysis they need to measure the effectiveness of existing social programs, assess the need for new programs, and provide constituents with useful information.

In the U.K. market research segment, we provide market research services and data management services to our commercial clients in the U.K. and Europe and our government client in the U.K. We create and host websites, utilizing the internet to gather and analyze data and disseminate survey information for our clients. Additionally, we provide other services to our clients such as customer satisfaction surveys, employment satisfaction surveys and market assessment surveys, and we have the ability to maintain research archives for our clients.

In the U.S. market research segment, we assist commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, customer satisfaction, market demand and assessment, corporate image and competitive positioning.

In the teleservices segment, we provide telemarketing services for large volume clients in a variety of industries, including the membership services, financial services, information technology and entertainment industries. Presently, we provide primarily outbound telemarketing services, where we initiate a call and our objective is to sell a product or service. In addition, we have upgraded our call stations to enable us to provide inbound telemarketing services, where we accept incoming calls on behalf of our clients for information gathering, sales or other purposes.

The following are factors that affect our results from operations:

Revenues: We generate our revenues from the hourly billings of professional labor, including part-time labor, from call center services, and from charging our clients for the out-of-pocket costs and subcontracted services incurred for projects. We use the percentage of completion method to recognize revenues for our social and market research segments, based on the ratio of costs incurred to total estimated contract costs. For the teleservices segment we recognize revenues at the time the services are performed. The level of our revenues is affected by government spending patterns, general economic conditions, the competitiveness of our service offerings in the marketplace and general market conditions that influence the demand for our specific services and pricing.

Cost of revenues: All costs directly attributable to a project are included in cost of revenues. These include the salary, benefits and incentive compensation expense for our professional staff and the hourly wages and benefits of our part-time staff engaged in project work. The cost of our professional staff is relatively fixed over the short-term, and fluctuations in our gross margin may occur due to changes in project margins, the mix of project work that we perform, the level of part-time labor and other variable costs, and the utilization rates of our staff. In addition, we include project related telephone expense and out of pocket expenses, including travel, and subcontracted services incurred for project work, in cost of revenues, and the level of these expenditures will impact gross margin.

Selling, general and administrative expenses: These include expenses that are not directly related to project performance, including salaries, benefits and incentive compensation for executive management and support services including marketing, information technology, finance and human resources. Also included are external expenses including insurance, legal, marketing and audit, office space and support service expenses, travel and training costs, directors’ fees and other non-project related expenses.

Goodwill impairment: Our results in 2003 were impacted by goodwill impairment charges for our teleservices and U.S. market research segments based on the decline in revenues and earnings for these segments.

Interest expense: Our results in 2003 and the first nine months of 2004 were impacted by fees charged by our lenders to renegotiate the terms of our credit agreements and by the non-cash write-off of unamortized loan fees when we refinanced our credit agreements in 2004.

Results of Operations

The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	29.7%	29.0%	30.1%	29.3%
Selling, general and administrative expenses	21.3%	20.7%	21.9%	20.8%
Operating income	6.1%	6.2%	6.0%	6.5%
Net income	1.6%	2.0%	1.8%	1.2%

Third Quarter 2004 as Compared to Third Quarter 2003

Revenues for the third quarter of 2004 increased $4.0 million, or 9.0%, to $48.9 million from $44.9 million in 2003. Revenues increased $3.6 million, or 12.2%, in our social research business, $301,000, or 5.3%, in U.S. market research, $190,000, or 3.5%, in U.K. market research and declined $544,000, or 14.5%, in the teleservices business. In all cases, the increase or decrease in revenues in the operating segments is due to higher or lower demand for services. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $642,000.

Cost of revenues increased $3.1 million, or 9.9%, from $31.6 million in 2003 to $34.7 million in 2004. Gross profit as a percentage of revenues decreased from 29.7% in 2003 to 29.0% in 2004.

Selling, general and administrative expenses (“SG&A”) increased $588,000, or 6.2%, to $10.1 million in the third quarter of 2004 from $9.5 million in the third quarter of 2003. As a percentage of revenues, consolidated SG&A declined to 20.7% in 2004 from 21.3% in 2003.

Depreciation and amortization expense remained constant at $1.0 million for both 2004 and 2003.

Interest expense also remained constant at approximately $1.2 million for both 2004 and 2003.

Other non-operating (income) expenses, net, increased to $(85,000) in the third quarter of 2004 from $(5,000) in the third quarter of 2003.

The provision for income taxes for the third quarter of 2004 and the third quarter of 2003 was $972,000 and $793,000 respectively. The Company anticipates that the underlying effective tax rate on operations for the full year 2004 will be approximately 49%.

As a result of all of the above, net income increased to $1.0 million in the third quarter of 2004 from $711,000 in the third quarter of 2003.

Nine Months Year-to-Date 2004 as Compared to Nine Months Year-to-Date 2003

Revenues for the first nine months of 2004 increased $12.7 million, or 9.5%, to $146.3 million from $133.5 million in 2003. Revenues increased $8.8 million, or 10.1%, in our social research business, $2.2 million, or 14.8%, in U.K market research, and $226,000, or 1.2%, in U.S. market research. Revenues declined $278,000, or 2.7%, in the teleservices business. Higher or lower demand for services is the main contributor to the overall revenue increase or decrease among various operating segments. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $1.9 million.

Cost of revenues increased $10.1 million, or 10.9%, from $93.3 million in 2003 to $103.5 million in 2004. Gross profit as a percentage of revenues decreased from 30.1% in 2003 to 29.3% in 2004, principally reflecting lower profitability in U.S. market research.

Selling, general and administrative expenses (“SG&A”) increased $1.2 million, or 4.1%, to $30.4 million in the first nine months of 2004 from $29.2 million in the first nine months of 2003. As a percentage of revenues, consolidated SG&A decreased from 21.9% in 2003 to 20.8% in 2004, reflecting cost reductions in U.S. market research, partially offset by increases in the other segments.

Depreciation and amortization expense decreased by $58,000, or 2.0%, to $2.9 million in the first nine months of 2004 from $3.0 million in the first nine months of 2003. The decrease is principally due to intangible assets which were fully amortized by the end of 2003.

Interest expense increased $3.0 million to $6.5 million in the first nine months of 2004 from $3.5 million in the first nine months of 2003. The increase is principally due to the write-off of unamortized loan fees of $2.5 million related to debt that was refinanced during the second quarter. With the completed refinancing (as discussed below in the “Liquidity and Capital Resources” section) and based on current interest rate and debt levels, the Company anticipates that interest expense in subsequent quarters will be approximately $1.2 million per quarter.

Other non-operating (income) expenses, net, increased to $(386,000) in the first nine months of 2004 from $12,000 in the first nine months of 2003. The increase is principally due to a foreign exchange gain of $335,000 realized in U.K. market research in the second quarter of 2004 due to the settlement of a long-term intercompany payable, partially offset by increases in other non-operating expenses in other business units.

The provision for income taxes was $1.6 million in the first nine months of 2004 as compared to $2.1 million in the same period of 2003. The write-off of the unamortized loan fees discussed previously in interest expense provided a tax benefit of approximately $852,000 in the second quarter of 2004. The Company anticipates that the underlying effective tax rate on operations for the full year 2004 will be approximately 49%.

As a result of all of the above, net income decreased to $1.7 million in the first nine months of 2004 from $2.4 million in the first nine months of 2003.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities for the first nine months of 2004 was $4.2 million as compared to $6.2 million for the same period in 2003. The decrease of $2 million is principally attributable to an increase in accounts receivable of $3.3 million, and a decrease in accounts payable and accrued expenses of $3.5 million offset by an increase in net income adjusted for non-cash items of $1.6 million, an increase in deferred revenues of $2.1 million, and an increase in other liabilities of $726,000.

Investing activities for the first nine months of 2004 consisted of capital expenditures totaling $3.3 million as compared to $2.4 million for the same period in 2003. In both periods, the majority of the spending on capital items was for the ongoing maintenance and replacement of technology.

Financing activities included a net decrease in borrowings during the first nine months of 2004 totaling $2.4 million, payment of loan amendment fees of $1.8 million and proceeds from the sale of the Company’s common stock under the Company’s various stock purchase plans of $549,000. This compares to a net reduction in borrowings of $4.3 million and proceeds from the sale of the Company’s common stock under the Company’s various stock purchase plans of $303,000 during the first nine months of 2003.

Credit Facilities

In May 2004, we entered into a new secured revolving credit facility of $35.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either the financial institution’s designated base rate (4.75% at September 30, 2004) plus 100 basis points or LIBOR (3-month LIBOR was 2.02% at September 30, 2004) plus 300 basis points. As of September 30, 2004, we had approximately $13.6 million of additional credit available under the Senior Revolving Facility.

In May 2004, we also issued $10.0 million of secured subordinated notes (the “Secured Subordinated Notes”) and $12.0 million of unsecured subordinated notes (the “Unsecured Subordinated Notes”) to Allied Capital Corporation. The Secured Subordinated Notes carry an interest rate of 10% and will mature in November 2007. The Secured Subordinated Notes require principal payments of $500,000 per quarter commencing July 1, 2004, with an unamortized balance of $3.0 million due at the end of the term. The Unsecured Subordinated Notes expire in May 2009 and carry a fixed interest rate of 15.5%; 13% is payable quarterly in cash, and 2.5%, at our discretion, may be paid in cash or deferred and included in the outstanding principal balance until maturity. In exchange for consideration received in connection with this debt, we extended the term of existing warrants held by the financial institution from May 2007 to the later of May 2009 or the third anniversary of the repayment date. These warrants were issued in 1999 to the financial institution and are for the purchase of 437,029 shares of our common stock at an exercise price of $5.422 per share. The extension of these warrants is valued at $616,000 and will be accreted through interest expense over the life of the Unsecured Subordinated Notes.

We are required to maintain certain financial covenants under our credit facilities. For the measuring period ended September 30, 2004, we were in compliance with all of our financial covenants.

All debt outstanding as of May 4, 2004 was repaid with proceeds from the above borrowings. In conjunction with the new credit facilities, we incurred additional costs of approximately $1.4 million which are included in other long term assets in our consolidated financial statements and amortized over the remaining terms of the facilities, commencing in the second quarter of 2004. Due to the refinancing described herein, we also wrote off the unamortized loan fees of approximately $2.5 million as interest expense, which included payments of $420,000 made in 2004, related to the retired debt in the second quarter of 2004.

We currently have no material capital expenditure commitments and no acquisition related commitments.

We have no off-balance sheet financing arrangements. We believe that our current sources of liquidity and capital will be sufficient to fund our long-term obligations and working capital needs for the foreseeable future.

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

It has not been our practice to enter into foreign exchange contracts, but such contracts may be used in the future if we deem them to be an appropriate resource to manage our exposure to movements in foreign currency exchange rates. We do not consider our current foreign exchange exposure, which is primarily related to changes between the U.S. dollar and the U.K. pound, to be material. Although the impact of changes in foreign exchange rates may have been significant to our revenues, cost of revenues and operating expenses when considered individually, the net impact on our results of operations has not been significant.

The following table provides information about the financial instruments of the Company that are sensitive to changes in interest rates and takes into account the refinancing of the Company’s credit facilities as of May 4, 2004. For debt obligations, the table presents principal cash flows and related weighted average interest rates as of September 30, 2004 by expected maturity dates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(in thousands)	2004	2005	2006	2007	2008	There- After	Total	Fair Value 09/30/04
Liabilities
Long-term debt including current portion:
Variable rate debt LIBOR + 3%	—	—	—	$21,430	—	—	$21,430	$21,430
Fixed rate debt – 10.0%	$500	$2,000	$2,000	$5,000	—	—	$9,500	$9,611
Fixed rate debt – 15.5%	—	—	—	—	—	$12,048	$12,048	$12,639

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company filed a current report on Form 8-K on October 21, 2004 relating to the entry into a material definitive agreement, and the filing of a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed underwritten public offering.

Item 6. Exhibits

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

Opinion Research Corporation
(Registrant)

Date: November 3, 2004	/s/ Douglas L. Cox
Douglas L. Cox
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)