Form 10-K
period 2004-12-31
OPINION RESEARCH CORP
filed 2005-03-31
CIK 911673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes ☑                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in 12b-2 of the Act).

Yes ☐                    No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing sale price of its common stock on June 30, 2004, the last business day of the Company’s second fiscal quarter, as quoted on the NASDAQ National Market, was approximately $36,500,000.*

As of March 24, 2005, 6,409,346 shares of common stock, par value $.01 per share, were outstanding.

*Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are “affiliates” of the Registrant for purposes of the federal securities laws.

OPINION RESEARCH CORPORATION

Except where the context indicates otherwise, the terms “we” or the “Company” refers to Opinion Research Corporation and its subsidiaries. Readers of this report should review carefully the information contained under the headings “Risk Factors” and “Forward-looking Statements” in Part II.

PART I

Item 1. Business

General

          We provide research services to governments and commercial clients in North America, Europe and Asia. We collect customer, market, employee, and demographic data by utilizing computer-assisted telephone interviews, internet-based data collection techniques, personal interviews, mail questionnaires, and other means. After collecting the data, we analyze, develop and present to our clients cohesive reports which provide insights regarding their programs, operations, products, or services. Our services are designed to help our clients manage and evaluate public policy programs and funding decisions, sell products, and improve their corporate image and competitive position. Our government clients include some of the largest U.S. federal agencies, including the Substance Abuse and Mental Health Services Administration (“SAMHSA”), the United States Agency for International Development (“USAID”), the Centers for Disease Control and Prevention (“CDC”), and the National Institutes of Health (“NIH”). We have served some of these clients for over 20 years. Our commercial clients include a diverse base of Fortune 500 corporations in the automotive, consumer goods and services, financial services, health care, information technology, retail and trade, and telecommunications industries. We have served the commercial research market since 1938. We also provide telemarketing services for clients in the membership services, financial services, information technology, and entertainment industries.

          We were established in 1938 to apply the principles of general public opinion polling to marketing issues facing America’s largest companies. We completed our initial public offering in October 1993. Between 1993 and 1997, as part of our strategy to expand internationally, we established our presence in the United Kingdom, Asia and Mexico through various acquisitions. In January 1998, we acquired ProTel Marketing, Inc., or ORC ProTel, a telemarketing company based in Lansing, Illinois. In May 1999, we acquired Macro International Inc., or ORC Macro, a research, consulting and technology company based in the Washington, D.C. area. The acquisition of ORC Macro substantially increased our presence in the public sector. In August 2000, we acquired C/J Research, Inc., and in October 2000, we acquired Social and Health Services, Ltd (“SHS”). The two acquisitions in 2000 allowed us to expand our service offerings into the areas of consumer research and communications services and to further expand in the area of information management.

          We currently have four segments for financial reporting purposes:

•	social research;

•	U.K. market research;

•	U.S. market research; and

•	teleservices.

          For financial information regarding each of our reportable segments, see Notes to Consolidated Financial Statements at Note 14, “Segments.”

     Social Research

          In the social research segment, we perform research and provide information technology services, public health awareness services, and other research and consulting services, primarily to agencies of the U.S. federal government and state and local governments. The majority of our government projects are in the areas of health, education and international aid. Our work benefits government policy decision makers and public healthcare professionals by providing them with the information, research and analysis they need to measure the effectiveness of existing social programs, assess the need for new programs, and provide constituents with useful information.

          Our reputation for providing quality services to our clients has allowed us to develop long-term relationships with our government agency clients. We believe that our extensive expertise with regard to social issues, such as substance abuse and HIV-AIDS awareness, enables us to provide reliable customer, market and demographic information and advisory services to clients.

     U.K. Market Research

          Through our U.K. market research segment, we provide market research services and data management services to our commercial clients in the U.K. and Europe and our government clients in the U.K. We create and host websites, utilizing the internet to gather and analyze data and disseminate survey information for our clients. Additionally, we provide other services to our clients such as customer satisfaction surveys, employment satisfaction surveys and market assessment surveys, and we have the ability to maintain research archives for our clients.

     U.S. Market Research

          In the U.S. market research segment, we assist commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, customer satisfaction, market demand, market assessment, corporate image and competitive positioning.

     Teleservices

          In the teleservices segment, we provide services for large volume clients in a variety of industries, including the membership services, financial services, information technology, and entertainment industries. Presently, we provide primarily outbound telemarketing services, where we initiate a call and our objective is to sell a product or service. In addition, we have upgraded our call stations to enable us to provide inbound telemarketing services where we accept incoming calls on behalf of our clients for information gathering, sales or other purposes. We have maintained relationships with several of our largest teleservices clients for many years.

Services

          A summary of our services is set forth in the table below.

Type of Service	Segment	Brief Description
Demographic and Health Research	Social Research	Provides information in areas such as population, health, education, and nutrition to assist government organizations in their efforts to monitor and evaluate programs and to make funding decisions.

Customer Loyalty and Retention	U.S. and U.K. Market Research/ Social Research	Captures and analyzes the perceptions and experiences of our clients’ customers and provides analysis and feedback on customer loyalty which we believe will help generate superior customer retention and business performance.

Market Assessment	U.S. and U.K. Market Research	Used to analyze and forecast market demand, trends and competition for new products and services.

Corporate Reputation and Branding	U.S. and U.K. Market Research	Assists our clients in managing their corporate and brand images and identifying and achieving optimal positioning in the marketplace.

Employee Survey Programs	Social Research/ U.K. Market Research	Provides comprehensive employee-related research services to measure employee satisfaction and assist our clients in their efforts to increase staff retention, reduce hiring and training costs, and improve customer service.

Information Technologies	Social Research/ U.S. and U.K. Market Research	Includes a variety of technology-based services such as computer security products, advanced internet services including a number of proprietary internet applications, database development and management, and information retrieval.

Advanced Analytics and Data Modeling	Social Research/U.S. and U.K. Market Research	Allows us to focus on our clients’ business issues and the application of appropriate analytical tools.

Communications and Marketing Services	Social Research	Provides communication and marketing campaign development, brochure design and production, radio and television advertising, website development, video development and broadcasting, and warehousing and distribution services.

Shared-Cost Programs	U.S. Market Research	Includes shared-cost telephone survey programs, marketed under the name “CARAVAN,” in which questions from a number of clients are combined in a series of interview questionnaires.

Type of Service	Segment	Brief Description
Data Collection and Processing	Social Research/U.S. and U.K. Market Research	Combines research expertise and advanced telecommunications technology using facilities staffed with multilingual interviewers who use a common Computer Assisted Telephone Interviewing (CATI) system and internet based data collection techniques.

Management Consulting	Social Research	Assists our clients in their efforts to improve organizational effectiveness, develop management of leadership programs and address opportunities and problem areas.

Training and Educational Technologies	Social Research	Offers training services to help organizations adapt to and capitalize on changing circumstances.

Outbound and Inbound Contact Centers	Teleservices	Provides primarily outbound telemarketing services to solicit individuals to purchase our clients’ products or services. Able to accept inbound telephone orders or collect information for our clients’ future marketing purposes.

Clients and Client Relationships

          Our largest clients in terms of revenues generated include prominent multinational corporations and agencies of the U.S. and U.K. governments. At times, we perform multiple projects for different subsidiaries or business units of the same client. In general, our clients have the right to terminate our engagements at any time, with the expectation of cost recovery for work completed by us. We may perform services for our commercial clients pursuant to verbal understandings, project terms that are outlined in writing, purchase orders, or detailed written contracts. Most commercial projects are completed within a few months, but we may complete some projects in just several days or in as long as several years. Our arrangements with government clients are in the form of detailed contracts. Most government contracts are completed over a one- to five-year period.

          Our largest single client, SAMHSA, accounted for 15.6% of revenues in 2002, 16.9% of revenues in 2003, 17.8% of revenues in 2004, and an average of 16.8% of our revenues for the last three years. We have 25 contracts with SAMHSA, none of which constitutes more than 5.1% of our revenues. We have contracts with each of the three component centers within SAMHSA: the Center for Mental Health Services, the Center for Substance Abuse Prevention and the Center for Substance Abuse Treatment. We provide a wide variety of services to SAMHSA’s three centers. Our services relate to substance abuse and mental health issues, including quantitative and qualitative research, evaluation of program effectiveness, development and operation of public health websites, and dissemination of public health materials and messages. Our second largest client, USAID, accounted for 10.6% of revenues in 2002, 11.4% of revenues in 2003, and 12.3% of revenues in 2004, and an average of 11.4% of our revenues for the last three years. We have three major contracts with USAID. Our largest contract with USAID began in September 2003 and extends through September 2008 and is a cost-plus-award-fee contract to perform demographic and health surveys in developing countries. We perform our second major contract with USAID as a subcontractor. This contract began in September 2003 and extends through September 2008 and is a cost-plus-fixed-fee contract to evaluate the effectiveness of public health interventions in developing countries. Our evaluations are used by the government of the developing country, USAID and other organizations to assist in resource allocation decisions. The third major contract with USAID began in September 2004 and extends through September 2009 and is a time-and-materials contract under which we provide technical assistance to non-governmental charitable organizations in the area of children’s health programs. In addition, revenues generated by our teleservices business segment were primarily from two key clients. See “—Government Contracts” below for a discussion of the types of contracts we have with the U.S. federal government.

Government Contracts

          During the year ended December 31, 2004, approximately 55.6% of our revenues were attributable to contracts with various departments and agencies of the U.S. federal government. The funding of government programs depends on Congressional appropriations. Congress generally appropriates funds on a fiscal year basis, even though a program may be designed to continue for many years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations.

          Government contracts are subject to oversight audits by government representatives. Provisions in these contracts permit termination, in whole or in part, without prior notice, at the government’s convenience. Compensation in the event of a termination for convenience is limited to work completed at the time of termination. In the event of a termination, the contractor will receive an allowance for profit on the work performed. In general, all of our clients, including the U.S. federal government, have the right to terminate their contracts with us at any time. In addition to this general right to terminate, all contracts with the U.S. federal government contain provisions, and/or are subject to laws and regulations, that give the government rights and remedies not typically found in our commercial contracts, including rights that allow the government to:

•	claim rights in and ownership of products and systems that we produce;

•	adjust contract costs and fees on the basis of audits completed by its agencies;

•	suspend or debar us from doing business with the U.S. federal government; and

•	release information obtained from us in response to a Freedom of Information Act request.

          Our U.S. federal government contracts include fixed-price contracts, time-and-material contracts and cost-reimbursement contracts, including cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee.

•	Fixed-price Contracts. This type of contract provides for a firm pricing arrangement established by the parties at the time of contracting. These contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, we assume the risk that we will be able to perform at a cost below the fixed-price, except for costs incurred because of contract changes ordered by the client.

•	Time-and-Materials Contracts. This type of contract provides for the provision of supplies or services on the basis of (1) direct labor hours at specified hourly rates that include direct and indirect costs, such as wages, overhead, general and administrative expenses, and profit, and (2) materials at cost. With these contracts, we assume the risk that we will be able to perform at the negotiated hourly rates.

•	Cost-reimbursement Contracts. This type of contract calls for payment to the contractor of allowable incurred costs to the extent provided in the contract. There are three variations of this type of contract:

•	Cost-plus-fixed-fee contracts provide for payment to us of a negotiated fee that is fixed at the inception of the contract. This fixed fee does not vary with actual cost of the contract, but may be adjusted as a result of changes in the work to be performed under the contract. This contract poses less risk than a fixed price contract, but our ability to win future contracts from the procuring agency may be adversely affected if we fail to perform within the maximum cost set forth in the contract.

•	Cost-plus-award-fee contracts provide for a fee consisting of a base amount (which may be zero) fixed at inception of the contract and an award amount, based upon the government’s satisfaction with our performance under the contract. With this type of contract, we assume the risk that we may not be awarded the award fee, or that we may be awarded only a portion of it, if we do not perform satisfactorily.

•	Cost-plus-incentive-fee contracts provide for an initially negotiated fee to be adjusted later by a formula based on the relationship of total allowable costs to total target costs. As is the case with all cost-reimbursement contracts, we assume the risk that, if our costs are not allowable under the terms of the contract or applicable regulations, we may not be able to recover the costs.

          We are subject to various statutes and regulations governing government contracts. These statutes and regulations carry substantial penalty provisions, including suspension or debarment from government contracting or subcontracting for a period of time, if we are found to have violated any of these regulations. Among the causes for debarment are violations of various statutes, including those related to the following:

•	procurement integrity;

•	export control;

•	government security regulations;

•	employment practices;

•	protection of the environment;

•	accuracy of records; and

•	recording of costs.

          We carefully monitor all of our contracts and contractual efforts to minimize the possibility of any violation of these regulations.

          As a government contractor, we are subject at any time to government audits, inquiries and investigations. We generally are subject to audits for up to three years following the final payment under our U.S. federal government contracts. We have experienced minimal audit adjustments over the past ten years. The most recent indirect cost-rate audit, performed by the Department of Health and Human Services, was through the year ended December 31, 2002 and there were no audit adjustments.

Competition

          For business to business market research, we believe that we compete for clients based on a variety of factors, including the following:

•	name recognition;

•	reputation;

•	expertise in a variety of industries;

•	ability to access executives and other key constituencies;

•	ability to collect accurate and representative data;

•	ability to enhance the value of the data collected through analysis and consulting;

•	technological competence;

•	reliability;

•	promptness; and

•	efficiency.

          In our experience, our typical clients are interested in the quality and utility of the service received, as well as price.

          For consumer market research services, we regularly experience significant competition from a large number of competitors, including marketing and research departments of various companies, advertising agencies and business consulting firms. Price, reputation, and quality of service are the dominant considerations.

          For social research services, we compete with a large number of firms that vary in size as well as with not-for-profit organizations. The competition varies depending upon the agency for which the work is being conducted and the services to be provided. Technical competence is the key differentiator.

          For outbound telemarketing services, we compete with a large number of telemarketing companies. Quality and reliability of service are the key differentiators.

          Many other firms provide some of the services that we provide. While bidding on a project we may find ourselves at a competitive disadvantage. In some circumstances, a competitor has an advantage over us because:

•	the competitor has a lower cost structure or profit objective which enables it to offer lower prices;

•	the competitor is larger and better known than we are and therefore may be perceived as being able to offer more services and handle larger contracts;

•	the competitor has a larger sales force that may result in more aggressive selling of services;

•	the competitor has product offerings that may be more attractive to some clients; and

•	the competitor has what is perceived as superior technology, methodologies or proprietary approaches that may enable it to provide services that we cannot.

Any one or more of these advantages may influence the decision of one of our clients or potential clients to obtain services from a competitor rather than from us.

Segment Information

          Information regarding financial data by operating and geographic segments, including revenues from external customers, is set forth in the Notes to Consolidated Financial Statements at Note 14, “Segments.”

Backlog

          As of December 31, 2003 and 2004 our backlog was as follows:

Segment	December 31, 2003	December 31, 2004
Social Research:
Funded	$102,780,000	$101,188,000
Unfunded	184,536,000	165,870,000

Total Social Research	287,316,000	267,058,000
U.S. Market Research	4,228,000	8,365,000
U.K. Market Research	5,856,000	6,828,000
Other	545,000	449,000

Total	$297,945,000	$282,700,000

          We define backlog as the total contract value of our engagements that our management believes to be firm less previously recognized revenues. Our backlog includes the amounts of our commercial contracts, the funded and unfunded amounts of our government contracts, and options to renew or extend government contracts that we expect our clients to exercise. Congress generally appropriates funds for a particular program or contract on a yearly basis, even though contracts may call for performance that is expected to take a number of years. Our funded backlog in our social research segment consists of the amount of: (1) our U.S. federal government contracts that have been appropriated by Congress and funded by the client agency; (2) our state and local government contracts that have been appropriated by the applicable government entity; and (3) our commercial contracts. Unfunded backlog includes the full value of our government contracts in our social research segment less funded backlog applicable to those contracts.

          The amount of our total backlog and funded backlog may vary as a result of the execution of new contracts or the extension of existing contracts, exercise of options, reductions from contracts that end or are completed, reductions from the early termination of contracts and adjustments to estimates of previously included contracts. The amount of our funded backlog is also affected by the funding of the U.S. federal government.

          All of the 2004 backlog in the market research business is expected to be recognized as revenues by December 31, 2005. Revenues from social research backlog are expected to be recognized over the next five years. Our engagements generally are terminable by the client at any time, with the expectation of cost recovery for work performed by us.

Employees

          At December 31, 2004, we employed a total of approximately 1,538 full-time employees and 438 full-time equivalent part-time hourly employees. The part-time employees work as telephone and field interviewers and data processors. At December 31, 2004, of the full-time employees, approximately 981 were professionals engaged in direct client service, 300 were telemarketing representatives, and 257 were engaged in support, administration and executive oversight.

          None of our employees are subject to a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relationship with our employees is good.

Available Information

          We file reports and other information with the Securities and Exchange Commission (“SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document that the we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.

          We maintain a website at www.opinionresearch.com, which contains information about us, including links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and related amendments, which are available as soon as reasonably practicable after such reports are filed or furnished electronically with the SEC. Our website and the information contained in it shall not be deemed incorporated by reference to this Form 10-K.

Item 2. Properties

          Our executive offices are located in leased space in Princeton, New Jersey. We lease additional facilities throughout the world. The following table sets forth certain information relating to these properties:

Operating Unit	Location	Facility Usage
U.S. Market Research	Princeton, New Jersey	Worldwide Headquarters, Research Location
	Arlington Heights, Illinois	Research Location
	Maumee, Ohio	Research Location
	Tucson, Arizona	Telephone Interviewing Facility
	Tampa, Florida	Telephone Interviewing Facility
	Reno, Nevada	Telephone Interviewing Facility

U.K. Market Research	London, U.K.	U.K. Market Research Headquarters, Research Location and Telephone Interviewing Facility
	Manchester, U.K.	Research Location

Asia Market Research	Hong Kong	Asia Market Research Headquarters, Research Location and Telephone Interviewing Facility
	Shanghai, China	Research Location
	Seoul, Korea	Country Headquarters, Research Location and Telephone Interviewing Facility
	Taipei, Taiwan	Country Headquarters, Research Location and Telephone Interviewing Facility

Mexico Market Research	Mexico City, Mexico	Country Headquarters, Research Location

Teleservices	Lansing, Illinois	ORC ProTel Headquarters, Customer Contact Facility
	Topeka, Kansas	Customer Contact Facility
	St. John, Missouri	Customer Contact Facility
	Dayton, Ohio	Customer Contact Facility

Social Research	Calverton, Maryland	ORC Macro Headquarters, Research Location
	Burlington, Vermont	Telephone Interviewing Facility and Research Location
	St. Albans, Vermont	Telephone Interviewing Facility
	New York, New York	Research Location
	Bethesda, Maryland	Research Location
	Plattsburgh, New York	Telephone Interviewing Facility
	Atlanta, Georgia	Research Location
	Rockville, Maryland	Research Location and Multi-media Production Facility
	Columbia, Maryland	Warehouse

          Our U.S. telephone interviewing facilities serve both our U.S. market research and our social research operating units.

          We presently have a combined total of 708 computer assisted telephone interviewing stations worldwide dedicated to market research and an additional 345 telemarketing stations. All of these facilities are equipped with state-of-the-art hardware and software.

          We believe that our properties are sufficient for our current operational needs.

Item 3. Legal Proceedings

          Except for the following lawsuit, we are not a party to any litigation that we believe could have a material adverse effect on us.

          On December 2, 2004, several persons who purport to be stockholders of our company filed a derivative complaint against us and our directors in the Chancery Court of the State of Delaware regarding our contemplated offering of common stock. We have proposed to use a portion of the proceeds of the offering to repurchase, for an aggregate cash purchase price of $18.0 million, all of the interests of LLR Partners, L.P. and LLR Partners Parallel, L.P. (together, the “LLR Partnerships”) in us, other than limited registration rights and shares of our common stock with a value of $2.0 million, which the LLR Partnerships shall retain. The interests of the LLR Partnerships in us that are being repurchased are referred to in this report as the “LLR Interests.” The plaintiffs allege, among other things, that the contemplated offering is unfairly dilutive to their holdings of our common stock and that the purchase price we intend to pay for the LLR Interests constitutes an improper use of corporate assets. The complaint further alleges that, in approving the offering and the repurchase of the LLR Interests, our directors did not act on our behalf or on behalf of our stockholders but, rather, breached their fiduciary duties of good faith and loyalty to us and our stockholders. Finally, the complaint alleges that Janney Montgomery Scott LLC, an independent valuation firm, materially overvalued the LLR Interests in its opinion to our board of directors that our repurchase of the LLR Interests is fair, from a financial point of view, to our stockholders other than the LLR Partnerships. The plaintiffs seek the following:

•	a declaration that our directors have violated their fiduciary duties;

•	to enjoin the offering and the proposed repurchase of the LLR Interests or, if these transactions are completed, to rescind the transactions, compel the payment of unspecified damages or compel the issuance of new shares to plaintiffs to compensate for their dilution;

•	an accounting from the defendants, jointly and severally, to us, the plaintiffs and our other stockholders for all monetary damages suffered by us by reason of the alleged misconduct;

•	the award of costs and disbursements of their actions, including reasonable attorneys’ and experts’ fees; and

•	such other and further relief as the court may determine is just and proper.

          We believe this suit is without merit and intend to vigorously defend against it. We have moved to dismiss the plaintiffs’ complaint.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     Our common stock is currently quoted on the Nasdaq National Market under the symbol “ORCI.” The table below sets forth the high and low prices for our common stock (the “Common Stock”) for each of the four quarters of 2003 and 2004:

	High	Low
2003
First Quarter	$6.00	$3.55
Second Quarter	6.70	3.89
Third Quarter	6.64	5.97
Fourth Quarter	6.59	5.19

2004
First Quarter	$6.70	$5.71
Second Quarter	8.55	6.00
Third Quarter	7.09	5.71
Fourth Quarter	6.75	5.75

          The closing price of the Common Stock on March 24, 2005 was $6.93 per share.

Holders

          As of March 24, 2005, we had 96 holders of record of the Common Stock (approximately 638 beneficial stockholders).

Dividends

          We have not paid any dividends on our common stock during the last two fiscal years or during the current fiscal year. Our credit facilities prohibit us from paying cash dividends to holders of our common stock. Further, we currently intend to retain any earnings of our company for the future operation and growth of our business. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However, our board of directors, at its discretion, may decide to declare a dividend at an appropriate time in the future. A decision to pay a dividend would depend, among other factors, upon our results of operations, financial condition and cash requirements, the terms of our credit facility, and other financing agreements at the time a payment of dividends is considered.

Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with our audited financial statements and notes which are listed herein under Item 8 and are included on pages F-1 through F-33.

	(In Thousands, Except Per Share Data)
	For the Year Ended December 31,
	2000(1)	2001	2002	2003	2004
Operating Data:
Total revenues	$160,909	$176,909	$175,260	$179,557	$195,554
Cost of revenues	105,975	121,525	120,705	125,890	140,143

Gross profit	54,934	55,384	54,555	53,667	55,411
Selling, general and administrative expenses	36,004	38,128	39,736	39,437	39,770
Depreciation and amortization	7,278	8,431	4,596	4,024	3,979
Goodwill impairment charges (2)	—	—	5,938	16,317	—

Operating income (loss)	11,652	8,825	4,285	(6,111)	11,662

Interest and other non-operating expenses, net	5,681	5,413	4,707	4,996	4,710
Unamortized loan fees (3)	—	—	77	—	2,506

Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	5,971	3,412	(499)	(11,107)	4,446
Provision ( benefit) for income taxes	2,667	1,796	2,122	(2,165)	2,020
Cumulative effect of accounting change, net of tax benefit of $0(4)	—	—	(292)	—	—

Net income (loss)	$3,304	$1,616	$(2,913)	$(8,942)	$2,426

Basic earnings (loss) per share	$0.70	$0.28	$(0.49)	$(1.47)	$0.39

Diluted earnings (loss) per share	$0.65	$0.27	$(0.49)	$(1.47)	$0.38

Weighted average number of shares outstanding:
Basic	4,692	5,762	5,949	6,079	6,255

Diluted	5,053	5,992	5,949	6,079	6,445

Balance Sheet Data:
Total assets	$115,957	$113,957	$103,745	$97,574	$97,683
Total debt (5)	51,842	55,462	46,892	45,436	42,802
Total liabilities	82,097	77,624	68,930	70,575	66,440
Redeemable equity	8,900	8,900	8,900	8,900	8,900
Total stockholders’ equity	24,960	27,433	25,915	18,099	22,343

(1)	We acquired C/J Research, Inc. in August 2000 and SHS in October 2000: accordingly, the consolidated statement of operations includes only four-month operating results of C/J Research, Inc. and two month operating results of SHS.

(2)	We recorded a non-cash impairment charge of $5.9 million in 2002 to reduce the carrying value of goodwill in our U.S. market research segment and $16.3 million in 2003 to reduce the carrying value of goodwill in our teleservices segment by $10.0 million, our U.S. market research segment by $6.0 million and our Korean market research subsidiary by $317,000.

(3)	As a result of the amendment of our credit facility in the third quarter of 2002, we experienced a $77,000 expense associated with the write-off of unamortized loan fees. In the second quarter of 2004 we refinanced our debt and recognized an expense of $2.5 million for the write-off of unamortized loan fees.

(4)	On January 1, 2002, we recorded a goodwill impairment charge in our Mexican subsidiary of $292,000 as a cumulative effect of a change in accounting principle upon adoption of Statement No. 142, “Goodwill and Other Intangible Assets.”

(5)	Amounts include capital leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We provide research services to governments and commercial clients in North America, Europe and Asia. We collect customer, market, employee, and demographic data by utilizing computer-assisted telephone interviews, internet-based data collection techniques, personal interviews, mail questionnaires and other means. After collecting the data, we analyze, develop and present to our clients cohesive reports which provide insights regarding their programs, operations, products or services. Our services are designed to help our clients manage and evaluate public policy programs and funding decisions, sell products, and improve their corporate image and competitive position. Our government clients include some of the largest U.S. federal agencies, including SAMHSA, USAID, CDC, and NIH. We have served some of these clients for over 20 years. Our commercial clients include a diverse base of Fortune 500 corporations in the automotive, consumer goods and services, financial services, health care, information technology, retail and trade, and telecommunications industries. We have served the commercial research market since 1938. We also provide telemarketing services for clients in the membership services, financial services, information technology, and entertainment industries.

     We were established in 1938 to apply the principles of general public opinion polling to marketing issues facing America’s largest companies. We completed our initial public offering in October 1993. Between 1993 and 1997, as part of our strategy to expand internationally, we established our presence in the United Kingdom, Asia and Mexico through various acquisitions. In January 1998, we acquired ORC ProTel, a telemarketing company based in Lansing, Illinois. In May 1999, we acquired ORC Macro, a research, consulting and technology company based in the Washington, D.C. area. The acquisition of ORC Macro substantially increased our presence in the public sector. In August 2000, we acquired C/J Research, Inc., and in October 2000, we acquired SHS. The two acquisitions in 2000 allowed us to expand our service offerings into the areas of consumer research and communications services and to further expand in the area of information management.

     We currently have four segments for financial reporting purposes:

•	social research;

•	U.K. market research;

•	U.S. market research; and

•	teleservices.

     While our consolidated revenues grew from 2002 to 2004, our performance has varied from segment to segment. We have achieved strong performance in our social research segment, which has benefited from the U.S. federal government’s increased spending on health-related research and our success in winning new projects and renewing existing projects. During this period, our U.S. market research segment experienced a decline in revenues due to weak economic conditions in the U.S. Our U.K. market research segment experienced stable revenues due to the strength of the global research market. The teleservices segment experienced a decline in revenues due to weak economic conditions in the U.S. as well as factors unique to the telemarketing industry, such as the enactment of new laws regulating the industry and competition from call centers outside of the U.S.

     Our operating income grew from 2002 to 2004, reflecting the strong performance in our social research segment. The loss of revenues over the past three years in the U.S. market research and teleservices segments led to the write-off of goodwill in these segments and our Korean subsidiary, which reduced operating income by $5.9 million in 2002 and $16.3 million in 2003. Operating income increased to $11.7 million in 2004 from a loss of $6.1 million in 2003. The operating loss in 2003 included a goodwill impairment charge of $16.3 million.

     We believe that the decline in revenues in the U.S. market research segment was due to the slow economy and resulting reductions in our clients’ discretionary market research budgets. This situation has improved recently, with revenues in 2004 increasing to $26.0 million from $25.8 million in 2003. Backlog for this segment has increased 97.8% from $4.2 million at December 31, 2003 to $8.4 million at December 31, 2004. We believe that revenues attributable to this segment will increase if the economy continues to improve, and, because we maintained our fixed-cost structure of research professionals through the slow years, we expect that operating income as a percentage of revenues in this segment will improve as our revenues increase.

     The decrease in operating income levels from 2001 to 2003 led to difficulty in complying with our loan agreement covenants and the resulting incurrence of amendment fees. As a result of a default under our senior credit facility in 2003, we incurred forbearance fees and refinancing fees. In 2004 we refinanced all of our debt to extend our debt maturities, reduce our borrowing costs, and relax certain financial covenants. See “Liquidity and Capital Resources — Credit Facilities” below.

     The following are important factors that affect our results of operations:

     Revenues: We generate our revenues from the hourly billings of professional labor, including part-time labor, from call center services, and from charging our clients for the out-of-pocket costs and subcontracted services incurred for projects. In our market research and social research segments, revenues under fixed-price contracts are recognized on a proportional performance basis. Revenues under time-and-materials contracts and cost-reimbursement contracts are recognized as costs are incurred. For the teleservices segment we recognize revenues at the time the services are performed. The level of our revenues is affected by government spending patterns, general economic conditions, the competitiveness of our service offerings in the marketplace and general market conditions that influence the demand for our specific services and pricing.

     Cost of revenues: All costs directly attributable to a project are included in cost of revenues. These include the salary, benefits and incentive compensation expense for our professional staff and the hourly wages and benefits of our part-time staff engaged in project work. The cost of our professional staff is relatively fixed over the short-term, and fluctuations in our gross margin may occur due to changes in project margins, the mix of project work that we perform, the level of part-time labor and other variable costs and the utilization rates of our staff. In addition, we include project-related telephone expense and out-of-pocket expenses, including travel, and subcontracted services incurred for project work, in cost of revenues, and the level of these expenditures impacts our gross margin.

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

     Goodwill impairment: Our results in 2002 and 2003 were impacted by goodwill impairment charges for our teleservices and U.S. market research segments based on the decline in revenues and earnings for these segments.

     Interest expense: Our results in 2002, 2003 and 2004 were impacted by fees charged by our lenders to renegotiate the terms of our credit agreements and by the non-cash write-off of unamortized loan fees when we refinanced our credit agreements in 2004.

Results of Operations

     The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

	2002	2003	2004
Revenue	100.0%	100.0%	100.0%
Gross profit	31.1%	29.9%	28.3%
Selling, general and administrative expenses	22.7%	22.0%	20.3%
Operating income	2.4%	(3.4)%	6.0%
Net income	(1.7)%	(5.0)%	1.2%

Comparison of 2003 to 2004

   Revenues

     Consolidated revenues increased $16.0 million, or 8.9%, from $179.6 million in 2003 to $195.6 million in 2004. Revenues increased $12.6 million, or 10.9%, in our social research business due to increased activity on contracts for our primary customers including USAID and SAMHSA. Revenues decreased $2.1 million, or 14.4%, in the teleservices business reflecting continued weakness in this market segment. Revenues increased $181,000 or 0.7%, in U.S. market research, and increased $2.5 million, or 12.0%, in U.K. market research. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $2.4 million. Except for U.K. market research, where the increase in revenues was due to exchange rate fluctuations, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services.

   Cost of Revenues

     Consolidated cost of revenues increased $14.3 million, or 11.3%, from $125.9 million in 2003 to $140.1 million in 2004. Gross profit as a percentage of revenues declined from 29.9% in 2003 to 28.3% in 2004 due primarily to cost increases on certain contracts in the U.S. market research segment. In U.S. market research, cost of revenues increased 16.3% from $18.8 million in 2003 to $21.8 million in 2004 and the gross profit percentage decreased from 27.3% in 2003 to 16.0% in 2004 reflecting reduced efficiencies and lower pricing. For U.K. market research, cost of revenues increased 14.9% from $12.7 million in 2003 to $14.6 million in 2004 primarily due to the decline of the U.S. dollar relative to the U.K. pound which increased cost of revenues by approximately $1.5 million. Gross profit as a percentage of revenues decreased from 38.2% in 2003 to 36.6% in 2004. For the social research business, cost of revenues increased 9.8% from $84.9 million in 2003 to $93.2 million in 2004 and gross profit as a percentage of revenues increased from 26.6% in 2003 to 27.3% in 2004. In the teleservices business, cost of revenues decreased 17.9% from $7.6 million in 2003 to $6.2 million in 2004 and gross profit as a percentage of revenues increased from 49.2% in 2003 to 51.2% in 2004.

   Selling, General and Administrative Expenses (“SG&A”)

     SG&A increased $333,000, or 0.8%, from $39.4 million in 2003 to $39.8 million in 2004. As a percentage of revenues, consolidated SG&A decreased from 22.0% in 2003 to 20.3% in 2004. The decrease in SG&A expenses as a percentage of revenues was principally due to the cost reduction efforts implemented in U.S. market research, which included headcount reductions and cutbacks in discretionary spending. For the social research business, SG&A increased from $17.0 million in 2003 to $20.1 million in 2004, and as a percentage of revenues, increased from 14.7% in 2003 to 15.7% in 2004. For U.K. market research, the increase in 2004 versus 2003 SG&A of $1.0 million, or 16.9%, was principally attributable to exchange rate fluctuations.

   Depreciation and Amortization Expense

     Depreciation and amortization expense remained stable at $4.0 million for both 2003 and 2004.

   Goodwill Impairment Charge

     In October 2003, we performed our annual goodwill impairment test in accordance with the Financial Accounting Standards Board’s (the “FASB”) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”). Based upon the initial results of this test, we determined that there was a goodwill impairment charge in our Korean subsidiary of $317,000. In addition, we determined that the recorded book values of U.S. market research and teleservices exceeded their fair values, as determined by a weighting of comparable company analyses and discounted cash flow models. Upon completion of the assessments, we recorded non-cash impairment charges of $10.0 million to reduce the carrying value of the goodwill in teleservices and $6.0 million in U.S. market research. See Note 3 to the Consolidated Financial Statements, “Goodwill and Other Intangibles,” for additional information.

     We believe that the decline in the fair value of our U.S. market research business can be attributed to the following:

•	A deterioration in general economic conditions;

•	An even greater decline in business to business market research activity; and

•	An expectation that recovery will be prolonged.

     We believe that the decline in the fair value of our teleservices business can be attributed to the following:

•	A deterioration in general economic conditions;

•	An adverse impact on the outbound telemarketing industry arising from various federal and state regulations, including “do-not-call” and privacy regulations; and

•	Client concentration risks.

     In October 2004, as part of our annual impairment test based on Statement No. 142, we performed our annual goodwill impairment test. Based upon the results of this test we determined that the estimated fair values of our business segments exceeded their book values as determined by a weighting of comparable company analyses and discounted cash flow models.

     We cannot provide assurance that an additional impairment charge will not be required in the future if the U.S. market research and teleservices businesses do not recover as projected.

   Interest and Other Non-Operating Expenses, Net

     Interest and other non-operating expenses increased $2.2 million, or 44.4%, from $5.0 million in 2003 to $7.2 million in 2004. The increase was principally due to a $2.5 million charge for debt fees, principally the non-cash write-off of unamortized loan fees, related to debt that was refinanced during the second quarter of 2004.

   Provision (Benefit) for Income Taxes

     The (benefit) provision for income taxes for 2003 was ($2.2 million) and $2.0 million for 2004. Excluding the effect of tax benefits of $4.8 million resulting from the goodwill impairment charges in 2003, the provisions for these years are higher than the amounts that result from applying the federal statutory rate to income before income taxes, due to our not recognizing tax benefits for certain state and non-U.S. losses as well as increased state taxes from profitable business segments.

     At December 31, 2003 we recorded a net valuation allowance of $2.2 million and at December 31, 2004 we recorded at net valuation allowance of $2.7 million against state deferred tax assets related to certain subsidiaries because the realization of these future state tax benefits is not deemed to be more likely than not.

   Net Income (Loss)

     As a result of the foregoing, we recorded a net loss for 2003 of $8.9 million and net income for 2004 of $2.4 million. The 2003 results were negatively impacted by a goodwill impairment charge of $11.5 million, net of tax benefits. The 2004 results were negatively impacted by the debt fees discussed above totaling $2.5 million, or $1.6 million net of tax benefits.

Comparison of 2002 to 2003

   Revenues

     Consolidated revenues for 2003 increased $4.3 million, or 2.5%, from $175.3 million in 2002 to $179.6 million in 2003. Revenues increased $10.1 million, or 9.6%, in the social research business. Revenues decreased $728,000, or 4.7%, in the teleservices business. Revenues decreased $7.2 million, or 21.9%, in U.S. market research, and increased $1.5 million, or 7.9%, in U.K. market research. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $1.7 million. Except for U.K. market research where the increase in revenues was due to exchange rate fluctuations, the increase or decrease in revenues in the various operating segments was primarily due to higher or lower demand for services, with approximately $4.2 million of the decline in U.S. market research revenues arising from the reduced scope of three client contracts and $1.3 million from the non-renewal of two client contracts.

   Cost of Revenues

     Consolidated cost of revenues increased $5.2 million, or 4.3%, from $120.7 million in 2002 to $125.9 million in 2003. Gross profit as a percentage of revenues declined from 31.1% in 2002 to 29.9% in 2003. For the social research business, cost of revenues increased 9.6% from $77.4 million in 2002 to $84.9 million in 2003 and gross profit as a percentage of revenues was stable at 26.6% in both 2002 and 2003. In U.S. market research, cost of revenues decreased 15.6% from $22.2 million in 2002 to $18.8 million in 2003 and gross profit as a percentage of revenues decreased from 32.6% in 2002 to 27.3% in 2003, reflecting reduced efficiencies and lower pricing. For U.K. market research, cost of revenues increased 2.8% from $12.3 million in 2002 to $12.7 million in 2003 and the decline of the U.S. dollar relative to the U.K. pound increased cost of revenues by $1.0 million. Gross profit as a percentage of revenues increased from 35.1% in 2002 to 38.2% in 2003, reflecting improved efficiencies. In the teleservices business, cost of revenues decreased 2.6% from $7.8 million in 2002 to $7.6 million in 2003 and gross profit as a percentage of revenues decreased from 50.2% in 2002 to 49.2% in 2003, reflecting reduced efficiencies.

   Selling, General and Administrative Expenses

     SG&A decreased $299,000, or 0.8%, from $39.7 million in 2002 to $39.4 million in 2003. As a percentage of revenues, consolidated SG&A decreased from 22.7% in 2002 to 22.0% in 2003. The decrease in SG&A was principally due to the cost reduction efforts implemented in U.S. market research, which included headcount reductions and cutbacks in discretionary spending. For the social research business, while SG&A increased from $16.2 million in 2002 to $17.0 million in 2003, SG&A as a percentage of revenues was generally stable at 15.4% in 2002 and 14.7% in 2003. For U.K. market research, the increase in SG&A of $587,000, or 10.5%, was principally attributable to exchange rate fluctuations.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased by 572,000, or 12.4%, from $4.6 million in 2002 to $4.0 million in 2003. The decrease was due to assets which were fully depreciated or amortized by the end of 2002.

   Goodwill Impairment Charge

     In October 2003, we performed the annual goodwill impairment test in accordance with Statement No. 142. Based upon the initial results of this test, we determined that there was a goodwill impairment charge in our Korean subsidiary of $317,000. In addition, we determined that the recorded book values of U.S. market research and teleservices exceeded their fair values, as determined by a weighting of comparable company analyses and discounted cash flow models. Upon completion of the assessments, we recorded non-cash impairment charges of $10.0 million to reduce the carrying value of the goodwill in teleservices and $6.0 million in U.S. market research. See Note 3 to our Consolidated Financial Statements, “Goodwill and Other Intangibles,” for additional information.

     In October 2002, as part of our annual impairment test based on Statement No. 142, we determined that the recorded book value of U.S. market research exceeded its fair value, as determined by a weighting of comparable company analyses and discounted cash flow models. Upon completion of the assessment, we recorded a non-cash impairment charge of $5.9 million to reduce the carrying value of goodwill in U.S. market research.

     We believe that the decline in the fair value of our U.S. market research business can be attributed to the following:

•	A deterioration in general economic conditions;

•	An even greater decline in business to business market research activity; and

•	An expectation that recovery will be prolonged.

     We believe that the decline in the fair value of our teleservices business can be attributed to the following:

•	A deterioration in general economic conditions;

•	An adverse impact on the outbound telemarketing industry arising from various federal and state regulations, including “do-not-call” and privacy regulations; and

•	Client concentration risks.

   Interest and Other Non-Operating Expenses

     Interest and other non-operating expenses increased $212,000, or 4.4%, from $4.8 million in 2002 to $5.0 million in 2003. The increase was due to an increase in interest expense of $258,000 attributable to higher borrowing costs partially offset by a decrease of $46,000 in other non-operating expenses.

   Provision (Benefit) for Income Taxes

     The provision (benefit) for income taxes was $2.1 million for 2002 and $(2.2 million) for 2003. Excluding the effect of tax benefits of $4.8 million resulting from the goodwill impairment charges in 2003, the provisions for these years are higher than the amounts that result from applying the federal statutory rate to income before income taxes, due to our not providing tax benefits for certain state and non-U.S. losses, as well as increased state taxes from profitable business segments.

   Cumulative Effect of Accounting Change

     With the adoption of Statement No. 142 on January 1, 2002, we recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to our Mexican subsidiary of $292,000, or $(0.05) per share.

   Net Loss

     As a result of the foregoing, net loss was $2.9 million for 2002 and $8.9 million for 2003. The 2002 results were negatively impacted by a goodwill impairment charge and the cumulative effect of an accounting change of $6.2 million, net of tax benefits. The 2003 results were negatively impacted by a goodwill impairment charge of $11.5 million, net of tax benefits.

Liquidity and Capital Resources

   Cash Flows

     At December 31, 2004, working capital was $23.4 million. Net cash provided by operating activities for 2003 was $7.0 million as compared to $5.6 million for 2004. For 2003, the net cash provided by operating activities was primarily generated by a net loss, after adjusting for depreciation and amortization, goodwill impairment charge and other non-cash items, totaling $8.1 million, an increase of $2.1 million in payables and accrued expenses and $658,000 in deferred revenues and other liabilities, offset by an increase in receivables of $3.7 million, and an increase in other assets of $181,000. Growth in accounts receivable was primarily related to growth in fourth quarter 2003 revenues of $1.4 million and a decline in collections in our U. S. market research segment due to normal fluctuations in project billing and payment cycles. For 2004, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization, and other non-cash items, totaling $11.5 million, an increase of $742,000 in payables, offset by an increase in receivables of $2.9 million, a decrease of $3.2 million in accrued expenses and other liabilities and an increase in other assets of $773,000. Growth in accounts receivable was due to the growth in fourth quarter 2004 revenues.

     Investing activities for 2003 included capital expenditures of $3.4 million. Investing activities for 2004 included capital expenditures of $4.4 million. The majority of the spending on capital items was for the ongoing maintenance and replacement of technology.

     In 2003, financing activities included a net reduction in borrowings totaling $2.1 million, payment of loan fees of $1.8 million and proceeds from the sale of our common stock under our various stock purchase plans and the exercises of stock options totaling $502,000. In 2004, financing activities included a net reduction in borrowings totaling $2.6 million, payment of loan fees of $1.9 million and proceeds from the sale of our common stock under our various stock purchase plans and the exercises of stock options totaling $892,000.

   Credit Facilities

     In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either the financial institution’s designated base rate (5.25% at December 31, 2004) plus 100 basis points or LIBOR (3-month LIBOR was 2.56% at December 31, 2004) plus 300 basis points. As of December 31, 2004, we had approximately $12.7 million of additional credit available under the Senior Revolving Facility.

     In May 2004, we also issued $10.0 million of secured subordinated notes (the “Secured Subordinated Notes”) and $12.0 million of unsecured subordinated notes (the “Unsecured Subordinated

Notes”) to Allied Capital Corporation (“Allied Capital”). We used the proceeds of the borrowings under the Senior Revolving Facility, the Secured Subordinated Notes and the Unsecured Subordinated Notes to repay all debt outstanding at May 4, 2004. At December 31, 2004, the Secured Subordinated Notes carried an interest rate of 10.0%, required principal payments of $500,000 per quarter, and were set to mature in November 2007. At December 31, 2004, the Unsecured Subordinated Notes carried a fixed interest rate of 15.5%; 13.0% payable quarterly in cash, and 2.5%, at our discretion, payable in cash or able to be deferred and included in the outstanding principal balance until maturity in May 2009. In exchange for consideration received in connection with this debt, we extended the term of existing warrants held by Allied Capital and Allied Investment Corporation (together, “Allied”) from May 2007 to the later of May 2009 or the third anniversary of the repayment date. These warrants were issued in 1999 to Allied and are for the purchase of 437,029 shares of our common stock at an exercise price of $5.422 per share. The extension of these warrants is valued at $616,000 and will be accreted through interest expense over the life of the Unsecured Subordinated Notes. As described in “—Recent Developments,” below, effective March 15, 2005, we used the proceeds from the Term Loan, together with proceeds from a drawdown of the Senior Revolving Facility, to pay off the outstanding balance under the Secured Subordinated Notes and the Unsecured Subordinated Notes.

     We are required to maintain certain financial covenants under our credit facilities, such as minimum earnings, debt-to-earnings, interest coverage, and other financial ratios. For the measuring period ended December 31, 2004, we were in compliance with all of our financial covenants. In addition, covenants under our credit facilities limit or prohibit our ability to incur additional debt, prepay specified types of indebtedness, pay dividends, make investments, sell assets, or engage in mergers and acquisitions.

     In conjunction with our May 2004 refinancing we incurred additional costs of approximately $1.4 million which are included in other long-term assets in our consolidated financial statements and are being amortized over the remaining terms of the facilities, commencing in the second quarter of 2004, and we wrote off the unamortized loan fees of approximately $2.5 million as interest expense, which included cash payments of $420,000 made in 2004.

     During the third quarter of 2003, it came to our attention and the attention of our lenders that we had inadvertently failed to make a payment in the amount of $1.7 million under a provision of our then existing senior credit facility that required us to make payments out of “excess cash flow.” Pursuant to a Forbearance Agreement we entered into with our senior lenders, the senior lenders allowed us to make the $1.7 million payment in four equal monthly installments beginning December 31, 2003, and we agreed that we would refinance the credit facility with new lenders by December 17, 2003. We were not able to refinance the senior credit facility by December 17, 2003. As a result of the foregoing, our senior lenders did not approve interest payments in the amount of $474,000 that we were required to make to our subordinated lenders. All defaults were cured with our entry into an amended senior credit facility with our then senior lender on December 30, 2003, and requirements concerning future payments out of excess cash flow were waived. In addition, we paid the outstanding interest to the subordinated lenders on that date. As noted above, we refinanced our senior credit facility in May 2004 with new lenders.

   Joint Venture

     We entered into a joint venture agreement with Ratrix Analytics LLC (the “Joint Venture”) during 2001 for the purpose of developing new research-based products. As of December 31, 2004, we had a 44.8% ownership interest in the Joint Venture and a 50% voting interest in the Joint Venture. In 2003, we contributed $495,000 in services and cash and, since inception, have contributed an aggregate of $1.7 million. We did not fund the Joint

Venture in 2004, and we are not obligated for any future funding of the Joint Venture. All amounts funded to date have been expensed.

   Capital Expenditures

     We currently have no material capital expenditure commitments and no acquisition-related commitments. We have no off-balance sheet financing arrangements.

     We believe that our current sources of liquidity and capital will be sufficient to fund our long-term obligations and working capital needs until May 2007, the time at which our revolving credit facility matures.

Recent Developments

     We have proposed to effect a public offering of our common stock and have filed a registration statement on Form S-1 and amendments thereto with the SEC regarding the public offering. We contemplate that we will use the proceeds of the offering to repurchase the LLR Interests from the LLR Partnerships for an aggregate cash purchase price of $18.0 million and to repay a portion of the outstanding amount under the Senior Revolving Facility. If the public offering is consummated and we repurchase the LLR Interests, we will incur a deduction to net income, before calculating net income available to common shares, equal to the difference between the value received by the LLR Partnerships for the LLR Interests and our carrying value of the LLR Interests. We believe this difference will be approximately $8.2 million based upon an offering price of $6.93 per share, which was the closing price of the common stock on March 24, 2005.

     In March 2005, we entered into a new secured term loan of $15.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Term Loan”). The Term Loan is for a five-year term and is secured by substantially all of our assets. The Term Loan carries an interest rate of LIBOR plus 350 basis points, requires principal payments of $750,000 per quarter and matures in 2010. We used the proceeds from the Term Loan and a drawdown from the Senior Revolving Facility to prepay the Secured Subordinated Notes and the Unsecured Subordinated Notes in the combined amount of $20.5 million. We wrote-off unamortized fees in the amount of $813,000 and incurred prepayment penalties in the amount of $360,000 in connection with this transaction in the first quarter of 2005.

Contractual Obligations

     The following table represents our contractual obligations at December 31, 2004:

	Payment Due by Period
	($ thousands)
		Less			More
		than 1	1-3	3-5	than
	Total	year	years	years	5 years
Long-term debt obligations	$55,659	$5,406	$35,674	$14,579	$—
Capital lease obligations	587	225	289	73	—
Operating lease obligations	47,535	10,984	16,648	10,394	9,509
Purchase obligations	539	293	239	7	—

Total contractual obligations	$104,320	$16,908	$52,850	$25,053	$9,509

     As of December 31, 2004, long-term debt obligations included expected interest payments on the Secured Subordinated Notes, the Unsecured Subordinated Notes and the Senior Revolving Facility. The interest on the Senior Revolving Facility is based on LIBOR plus 300 basis points, which totaled 5.56% as of December 31, 2004, or the prime interest rate plus 100 basis points, which totaled 6.25% as of December 31, 2004. See “—Recent Developments” above for a discussion of our March 2005 debt refinancing.

     Pursuant to the terms of a September 1, 2000 Purchase Agreement, we sold and the LLR Partnerships purchased in a private placement (1) 1,176,458 shares of our Common Stock, (2) 10 shares of the Series B Preferred Stock, and (3) warrants to purchase 740,500 shares of our Common Stock at an exercise price of $12.00 per share, for aggregate gross proceeds of $10 million. At any time on or after September 1, 2005, the LLR Partnerships may exchange each share of Common Stock for one-half of a share of our Series C Preferred Stock. After conversion, the holders of Series C Preferred Stock are entitled to receive cumulative quarterly cash dividends at an annual rate of $2.04 per share, or an aggregate of $1.2 million per annum.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and the estimates will change under different assumptions or conditions.

     We believe that the implementation of the following critical accounting policies, used in the preparation of our consolidated financial statements, introduces the most significant levels of judgments and estimates.

Revenue Recognition

     Service revenue is recognized when earned, generally as work is performed in accordance with the provisions of Staff Accounting Bulletin No. 104. Services performed vary from contract to contract and are not uniformly performed over the term of the arrangement. In our market research and social research segments, revenues under fixed-price contracts are recognized on a proportional performance basis. Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including survey design, data collection, survey analysis and presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provision for estimated contract losses, if any, is made in the period such losses are determined. Customers are obligated to pay as services are performed, and in the event that a client cancels the contract, the client is responsible for payment for services performed through the date of cancellation.

     Revenues under cost-reimbursement contracts are recognized as costs are incurred. Applicable estimated profits are included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees or penalties related to performance are also considered in estimating revenues and profit rates based on actual and anticipated awards. See “Item 1, Business – Government Contracts” for a discussion of the types of contracts we have with the U.S. federal government.

     Revenues under time-and-materials contracts are recognized as costs are incurred.

     In our teleservices segment, revenues are recognized at the time services are performed.

Goodwill and Other Intangible Assets

     We have significant intangible assets related to goodwill. In assessing the recoverability of our goodwill and other identifiable intangibles, we must make assumptions regarding estimated future cash flows and other factors, such as trading and transaction multiples, and for other identifiable assets, valuation estimates for items such as backlog and outstanding proposals, to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002, we adopted Statement No. 142, which requires us to analyze our goodwill for impairment on an annual basis. At the date of adoption, we reclassified assembled workforce intangible assets with an unamortized balance of $865,000 to goodwill and recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to our Mexican subsidiary of $292,000, or $(0.05) per share. During 2002 we identified other intangible assets with useful lives that could no longer be determined. As a result, we reclassified $480,000 from other intangible assets to goodwill in the fourth quarter of 2002. In the fourth quarter of 2002, we recorded a non-cash impairment charge of $5.9 million to reduce the carrying value of goodwill in U.S. market research.

     In the fourth quarter of 2003, we recorded non-cash impairment charges to reduce the carrying values of goodwill in the amount of $10.0 million in teleservices, $6.0 million in U.S. market research and $317,000 in our Korean subsidiary.

     The significant assumptions used in determining the market value of the teleservices business were as follows:

•	0.3 times trailing twelve-month revenues for comparable publicly-traded companies;

•	3.7 times trailing twelve-month earnings before interest, taxes, depreciation and amortization for comparable publicly-traded companies;

•	0.5 times trailing twelve-month revenues for comparable sales transactions;

•	multiples of earnings before interest, taxes, depreciation and amortization for comparable sales transactions were not included given the absence of profitable comparable companies;

•	for a five-year financial projection, a discount rate of 20.0%; an exit multiple of 2.5 times earnings before interest, taxes, depreciation and amortization; a compound growth rate for revenues of 6.4% and an improvement in operating income as a percentage of revenues from 13.3% to 15.4%; and

•	in the overall evaluation, the publicly-traded comparable data was discounted 45.0% to reflect the netting of discounts for marketability, company size and customer concentration and a control premium.

     The significant assumptions used in determining the market value of the U.S. market research business were as follows:

•	1.2 times trailing twelve-month revenues for comparable publicly-traded companies;

•	9.6 times trailing twelve-month earnings before interest, taxes, depreciation and amortization for comparable publicly-traded companies;

•	0.6 times trailing twelve-month revenues for comparable sales transactions;

•	6.6 times trailing earnings before interest, taxes, depreciation and amortization for comparable sales transactions;

•	for a five-year financial projection, a discount rate of 16.0%; an exit multiple of 6.0 times earnings before interest, taxes, depreciation and amortization; a compound growth rate for revenues of 7.5% and no improvement in operating income as a percentage of revenues; and

•	in the overall evaluation, the publicly-traded comparable data was discounted 15.0% to reflect the netting of discounts for marketability and company size and a control premium.

     The valuation metric assumptions used in the goodwill impairment analyses performed on our teleservices and U.S. market research segments differed significantly for two principal reasons. First, because these two segments were and continue to be engaged in very different types of business, they were and must continue to be compared to very different types of companies and transactions. In performing this analysis of market comparables, we determined that both the public-trading comparables and the relevant-sale transaction comparables were very different for these two segments at the time of comparison. Second, because the two segments had very different types of operating risks at the time, we used different weighted average costs of capital and different discount rates for lack of marketability in these analyses. One of the most significant differences in operating risks between these two segments was the nature and mix of the client contracts when viewed in the context of the then-current market conditions. Both of these factors led to the use of lower valuation metric assumptions for the teleservices segment at the time we performed the analyses.

Deferred Tax and Valuation Allowance

     Deferred tax assets and liabilities are determined based on the temporary differences between financial statement and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered to be more likely than not to be realized in future periods.

     At December 31, 2004 we had net deferred tax assets of $6.3 million before the application of a valuation allowance. Of this amount, $2.7 million is made up of state deferred tax assets of subsidiaries that have not been profitable. We recognize that it is not more likely than not that the future tax benefits of these assets will be realized. Accordingly, we have recorded a $2.7 million valuation allowance against these assets. We believe that all of the deferred tax assets for federal and non-U.S. income tax purposes will be fully realized. In order to fully realize these tax assets, we must have pre-tax earnings in the U.S. of $10.2 million and pre-tax earnings outside the U.S. of $497,000.

Recent Accounting Pronouncements

     Effective January 1, 2003, we adopted FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“Statement No. 146”), which requires liabilities for costs associated with exit or disposal activities to be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. Statement No. 146 also establishes that the liability should initially be measured and recorded at fair value. This rule changed the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

     In 2003, we reduced our workforce in the U.S. market research operating segment and, as a result, incurred one-time termination benefits of approximately $705,000 for the termination of certain employees. These termination benefits were recognized in accordance with Statement No. 146 and included in our results of operations for the year ended December 31, 2003. During 2004, we paid out all previously accrued termination benefits from 2003.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“Interpretation No. 46”). Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

     In December 2003, the FASB issued Interpretation No. 46 (R) (“Interpretation No. 46 (R)”), which clarified and amended Interpretation No. 46. Interpretation No. 46 (R) requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 (R) also enhances the disclosure requirements related to variable interest entities. Interpretation No. 46 applied immediately to variable interest entities created after January 31, 2003 and, with respect to variable interest entities created before February 1, 2003, Interpretation No. 46 (R) applied for the quarter ended March 31, 2004.

     During 2001, we formed the Joint Venture with Ratrix Analytics LLC for the purpose of developing new research-based products. As of December 31, 2004, we had a 44.8% ownership interest and 50% voting interest in the Joint Venture. In 2004, we contributed $0 in services and cash and, since inception, have contributed an aggregate of $1.7 million. All amounts funded to date have been expensed. We are not obligated for future funding of the Joint Venture.

     As the Joint Venture has a sufficient amount of equity to absorb the entity’s expected loss, the equity owners as a group are able to make decisions about the entity’s activities, and the equity owners have the obligation to absorb expected losses and the rights to receive the expected residual returns, we believe that the Joint Venture is not a variable interest entity under the principal criteria as set forth in Interpretations No. 46 and 46 (R) and, accordingly, we are not required to apply the consolidation provision under Interpretations No. 46 and 46 (R). The application of Interpretations No. 46 and 46 (R) in 2003 and 2004 had no impact on our results of operations, financial position or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement No. 150”). Statement No. 150 requires that certain financial instruments with characteristics of both liabilities and equity, including mandatory redeemable financial instruments, be classified as a liability. Any amounts paid or to be paid to holders of these financial instruments in excess of the initial measurement amount shall be reflected in interest cost. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. We adopted Statement No. 150 on July 1, 2003. The adoption of this statement had no impact on our results of operations, financial position or cash flows.

     In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (“Statement No. 123(R)”). Statement No. 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. Statement No. 123(R) does not change the accounting for stock ownership plans, which is subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement No. 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which we currently use.

     Statement No. 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement No. 123(R). The second method is the modified retrospective application, which requires that we restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of Statement No. 123(R). We are currently determining which transition method we will adopt and are evaluating the impact Statement No. 123(R) will have on our financial position, results of operations, EPS and cash flows when Statement No. 123(R) is adopted.

     In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (the “Act”). The Act was signed into law on October 22, 2004. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined by the Act) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. At December 31, 2004, unremitted earnings of our foreign subsidiaries that could qualify for this special one-time tax deduction of 85% were approximately $384,000. Because at this time it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. If, upon further evaluation of this provision, we conclude that we will repatriate these unremitted foreign earnings, the tax expense recognized would be approximately $20,000.

Inflation and Foreign Currency Exchange

     Inflation has not had a significant impact on our operating results to date, nor do we expect it to have a significant impact through 2005. Foreign currency exchange fluctuations did not have a material impact on our operating results from 2002 to 2004. As we continue to expand our international operations, exposures to gains and losses from foreign currency fluctuations will increase. It has not been our practice to enter into foreign exchange contracts, but such contracts may be used in the future if we deem them to be an appropriate resource to manage our exposure to movements in foreign currency exchange rates.

Risk Factors

     Readers of this report should be aware that the following important factors, among others, in some cases have affected, and in the future could affect, our actual operating results and could cause our actual consolidated results for 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of us.

Risks Related to Our Business

General economic and industry-specific factors beyond our control may adversely affect our business by causing demand for our services to decline.

     A number of factors beyond our control could decrease the demand of our existing clients for our services and impair our ability to attract new clients. These include marketing budgets, general economic conditions, business consolidations, government spending, and other industry-specific trends. Changes in management or ownership of an existing client are also factors that could affect the client’s demand for our services. As a result, we may provide different levels of services to our clients from year to year, and these differences can cause a decline in or contribute to fluctuations in our operating results.

Our business could suffer if we were to lose the business of SAMHSA, USAID or one or more of our other large clients.

     SAMHSA and USAID are our largest clients. SAMHSA represented 17.8% of our revenues and 24.7% of our backlog at December 31, 2004. USAID, our second largest client, represented 12.3% of our revenues and 40.9% of our backlog at December 31, 2004. Services we provided to various U.S. federal and state governmental departments and agencies, including SAMHSA and USAID, generated approximately 60.7% of our revenues in 2004. Our clients generally may terminate the services we provide to them at any time. If we lose one or more of our large clients, such as SAMHSA or USAID , or if one or more of our large clients reduces its business with us, our revenues could decline.

We have incurred losses in recent years and may not be profitable in the future. These losses may adversely affect our business and the market price of our stock.

     We incurred net losses of $2.9 million in 2002 and $8.9 million in 2003. We may not be able to attain or increase profitability in the future on a quarterly or annual basis. Any future losses may adversely affect our business and the market price of our stock.

Covenants in our loan agreements could adversely affect our business by limiting our operational and financial flexibility.

     Our present credit agreements contain customary financial and operating covenants. These covenants limit or prohibit, among other things, our ability to incur additional debt, prepay specified types of indebtedness, pay dividends, make investments, sell assets, or engage in mergers and acquisitions. These covenants could adversely affect our business by limiting our operational and financial flexibility.

We may enter into acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

     We have evaluated, and expect to continue to evaluate, a wide array of possible acquisitions. We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

•	difficulties in integrating the operations and personnel of the acquired companies;

•	maintenance of acceptable standards, controls, procedures and policies;

•	potential disruption of ongoing business and distraction of management;

•	impairment of relationships with employees and customers as a result of any integration of new management and other personnel;

•	inability to maintain relationships with customers of the acquired business;

•	difficulties in incorporating acquired technology and rights into our services;

•	unexpected expenses resulting from the acquisition;

•	potential unknown liabilities associated with acquired businesses; and

•	unanticipated expenses related to acquired technology and its integration into our existing technology.

     In addition, acquisitions may result in the incurrence of debt, restructuring charges and large one-time write-offs, such as write-offs for acquired in-process research and development costs. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. Furthermore, if we finance acquisitions by issuing convertible debt or equity securities, the holdings of our existing stockholders may be diluted and earnings per share may decline.

Fluctuations in our quarterly and annual operating results may cause unanticipated decreases in available cash and may cause the value of our stock to decline.

     A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual revenue and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our operations. These fluctuations also could increase the volatility of our stock price.

     A number of factors cause our revenues, cash flow and operating results to vary from quarter to quarter, including:

•	fluctuations in revenues earned and expenses incurred on fixed-price contracts and contracts with a performance-based fee structure;

•	commencement, completion or termination of contracts during any particular quarter;

•	variable purchasing patterns under government and commercial contracts; and

•	changes in policy or budgetary measures that adversely affect government and commercial contracts in general.

     Changes in the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our revenues and, because a relatively large amount of our expenses are fixed, in our operating results. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of delayed approvals of governmental budgets by legislative, executive or other governmental bodies.

Our operating results may suffer if there are additional significant goodwill write-offs.

     Goodwill related to acquisitions represents a substantial portion of our total assets. In the fourth quarter of 2003, we wrote off impaired goodwill in the aggregate amount of $16.3 million. At December 31, 2004, the net goodwill amount on our consolidated balance sheet represented 33.5% of our total assets. Goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair market value of the net assets of those businesses. If the fair value of the goodwill, determined in accordance with applicable accounting standards, falls below the recorded value shown on the balance sheet, we will be required to write off the excess goodwill. Any future write-off would be treated as an expense and, although non-cash in nature, would adversely affect our operating results by reducing net income.

If we lose key management or are unable to attract and retain the personnel required for our business, our operating results could suffer.

     We are a service business, and as such we are dependent upon the efforts and skills of our senior executives and other key employees. The cumulative effect of losing several of these individuals could hurt our business. We do not currently maintain key person life insurance policies on any of our executives other than John F. Short, our Chief Executive Officer. Competition for senior management is intense, and in the future we may not be successful in retaining key personnel or in attracting and retaining other personnel that we may require.

Our clients’ spending priorities may change in a manner which could negatively affect our revenues.

     A majority of our revenues result from services we provide to the U.S. federal government; therefore, our business depends upon continued U.S. federal government expenditures. A significant decline in government expenditures, or a shift of expenditures away from programs for which we provide services, could adversely affect our business. In addition, it has been our experience that our commercial clients generally view their expenditures for our services as discretionary. If our commercial clients’ budgets for discretionary spending on programs for which we provide services decrease or if their priorities for spending shift in a manner that results in a significant decline in research expenditures, our business could be adversely affected by the loss of revenues.

Our contracts with the U.S. federal government grant the government rights that are typically not found in commercial contracts and that could adversely affect our revenues and income.

     We presently have approximately 450 active contracts and task orders with the U.S. federal government which represented approximately 55.6% of our revenues for the year ended December 31, 2004. There are inherent risks in contracting with the U.S. federal government which could have an adverse effect on our business. All contracts with the U.S. federal government contain provisions, and/or are subject to laws and regulations, that give the government rights and remedies not typically found in our commercial contracts, including rights that allow the government to:

•	claim rights in and ownership of products and systems that we produce;

•	adjust contract costs and fees on the basis of audits completed by its agencies;

•	suspend or debar us from doing business with the U.S. federal government; and

•	release information obtained from us in response to a Freedom of Information Act request.

The U.S. federal government has the right to terminate its contracts with us at any time and such terminations could adversely affect our revenues and income.

     The U.S. federal government has the right to terminate its contracts with us at any time. If the U.S. federal government terminates a contract, we may recover only our incurred or committed costs, settlement expenses and profit on work completed before the termination. If the government terminates a contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Additionally, most of our backlog could be reduced by any modification or termination of contracts that we have with the U.S. federal government or, in cases where we are a subcontractor, contracts that our prime contractors have with the U.S. federal government.

As a contractor to the U.S. federal government, we are subject to restrictions and compliance requirements that could divert the attention of our management, drain our resources and/or result in additional costs, fines or other penalties.

     As a contractor to the U.S. federal government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. We are required to obtain and maintain material governmental authorizations and approvals to conduct our business as it is currently conducted. New or more stringent laws or governmental regulations concerning government contracts could hurt our business by limiting our flexibility and by potentially causing us to incur additional expenses.

     We also must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. federal government contracts. These laws and regulations affect how we do business with our U.S. federal government clients and may result in added costs for our business. For example, we are required to comply with the Federal Acquisition Regulations and all supplements, which comprehensively regulate the formation, administration and performance of U.S. federal government contracts, and the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of contracts;

•	forfeiture of profits;

•	suspension of payments;

•	fines; and

•	suspension or debarment from doing business with U.S. federal government agencies.

     Any of the sanctions could adversely affect our business, prospects, financial condition, or operating results.

We may not receive the full amount authorized under contracts that we have entered into and our backlog may be lower than we have projected, both of which could reduce our future revenues.

     We define backlog as the total contract value of our engagements that our management believes to be firm, less previously recognized revenues. Our backlog includes the amounts of our commercial contracts, the funded and unfunded amounts of our government contracts, and options to renew or extend government contracts that we expect our clients to exercise. However, the maximum contract value specified under each contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, our estimates of our backlog may not prove to be accurate since the actual recognition of revenues on programs included in backlog may never occur or may change. Estimates of future revenues included in backlog are not necessarily precise and the receipt and timing of any of the revenues are subject to contingencies, many of which are beyond our control. For a discussion of these contingencies, see “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

Our competitors could challenge successfully the award of a government contract to us, causing us to lose the contract, which could reduce our future revenues.

     A unique feature of U.S. federal government contracting allows a contractor that loses a prime contract award to protest the contract award to its competitor and obtain an independent review of the agency’s decision-making process. A contractor may also protest the terms of a bid solicitation if it believes those terms to be unfair or anticompetitive. If one or more of our competitors challenges a contract awarded to us, the government may ultimately determine that it is necessary for the contract to undergo a new round of evaluation and competition, and our contract with the government may be terminated. A successful challenge by a competitor could cause us to lose a contract that might otherwise be awarded to us and reduce our future revenues.

Our government contracts are subject to audits and cost adjustments by the U.S. federal government, which could hurt our operating results.

     The U.S. federal government audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Responding to governmental audits, inquiries or investigations may involve significant expense and divert the attention of our management. An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our revenues because any costs determined by the government to be improperly allocated to a specific contract will not be reimbursed, and revenues we have already recognized may need to be refunded. If a U.S. federal government audit results in allegations of improper or illegal activities by us or our employees and if we are unable to successfully defend against those allegations, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us regardless of the merits of any such allegation. In addition, the U.S. federal government may conduct non-audit reviews on a majority of our government contracts, which in turn could lead to full audit reviews by the government.

We may not accurately estimate the expenses, time and resources necessary to satisfy our contractual obligations, which could hurt our operating results.

     We enter into three types of contracts with our clients: fixed-price, cost-reimbursement and time-and-materials. For the year ended December 31, 2004, we derived approximately 39.8% of our consolidated revenues from fixed-price contracts, 45.9% of our consolidated revenues from cost-reimbursement contracts and 14.3% of our consolidated revenues from time-and-materials contracts. Under fixed-price contracts, we provide specified services for a fixed price. Compared to cost-reimbursement contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns. Our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for or negotiating the contract. Under cost-reimbursement contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-reimbursement contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or, in the case of government contracts, by applicable regulations, our income may be adversely affected because we may not be able to recover those costs. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for expenses. We assume financial risk on time-and-materials contracts because we assume the risk of performing those contracts at negotiated hourly rates.

If our employees engage in misconduct or other improper activities, we could be subject to various penalties and liabilities.

     We are exposed to the risk that employee fraud or other misconduct could occur and would expose us, as well as the individual employee, to various penalties and liabilities, including those under the Federal False Claims Act. Misconduct by employees could include intentional or unintentional failures to comply with U.S. federal government procurement regulations or failure to disclose unauthorized or unsuccessful activities to us. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity — including our policies and procedures — may not be effective in controlling unknown or unmanaged risks or losses.

Our competitors could obtain, and use to our detriment, confidential information about us obtained through a request under the Freedom of Information Act.

     Our competitors may be able to obtain confidential information about us, such as our cost or pricing policies, in a request under the Freedom of Information Act. The competitor could use this information as the basis for a successful challenge to the award of a contract to us or to gain a competitive business advantage that it might use to our detriment in future bid solicitations.

Our international operations subject us to social, political and economic risks of doing business in foreign countries.

     Approximately 14.8% of our revenues for the year ended December 31, 2004 were generated from contracts performed outside of the U.S., and a portion of those revenues was denominated in currencies other than the U.S. dollar. We are exposed to foreign currency risk to the extent that the results of our foreign operations may decline in value as measured in U.S. dollars. It has not been our practice to enter into foreign exchange contracts to protect against adverse foreign currency fluctuations, and we cannot predict whether future exchange rate fluctuations will significantly harm our operations or financial results. In addition to adverse fluctuations in foreign currency exchange rates, we are exposed to further risks inherent in doing business abroad, including limitations on asset transfers, changes in foreign regulations and political turmoil, all of which could adversely affect our operating results.

Several of our purported stockholders have filed a lawsuit against us, which could result in significant legal costs and divert management attention from the operation of our business.

     On December 2, 2004, several of our purported stockholders filed a derivative complaint against us and our directors in the Chancery Court of the State of Delaware alleging, among other things, that our directors breached their fiduciary duties of good faith and loyalty to us and our stockholders. The lawsuit seeks injunctive relief, rescissory damages and costs related to the suit. We could incur significant costs defending the lawsuit, and management attention could be diverted from other important business concerns. An adverse determination in the lawsuit may harm our business. For more information about this lawsuit, see “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.

Risks Related to Our Industry

The marketing research industry is vulnerable to general economic conditions, which may cause our revenues to decline.

     Many of our clients treat all or a portion of their marketing research expenditures as discretionary. If general economic conditions worsen and these companies seek to control variable costs, research projects for which we have been engaged to collect data may be delayed or cancelled, and new project bookings may decrease. As a result, our revenues may decline.

Our industry is competitive, and larger, better financed competitors may be more successful in obtaining clients than we are.

     We face competition in connection with most of the services we provide. Other companies, including some with greater financial resources than we have, may offer a range of services similar to those offered by us, or may otherwise compete more effectively in the research and information services industry. We regularly experience significant competition for clients seeking research services from a large number of our competitors. These competitors include market research companies, advertising agencies, and business consulting firms. We compete for research clients with a large number of firms that vary in size as well as with not-for-profit organizations. For telemarketing services clients, we compete with a large number of telemarketing companies.

Our business may suffer if state and U.S. federal government “do not call” list regulations are made applicable to market research phone calls.

     Our business may be restricted by the development of various U.S. federal and state “do not call” lists and other privacy regulations that permit consumers to protect themselves from unsolicited telemarketing telephone calls. In 2003, the Federal Trade Commission amended its rules to establish a national “do not call” registry. Generally, vendors are prohibited from calling anyone on that registry unless the consumer has initiated the contact, has given prior consent or has an ongoing business relationship with the vendor for whom the calls have been made. Although “do not call” list regulations do not currently apply to market research phone calls, new legislation or regulation could eliminate the current market research exemption. If “do not call” list regulations become applicable to market research phone calls, our results of operations may be adversely affected by the loss of revenues.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. In general, statements other than statements of historical facts contained in this report, including statements regarding revenues, selling, general and administrative expenses, profitability, financial position, business strategy, and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the heading “Risk Factors” and elsewhere in this report, including, among other things:

•	fluctuations in demand for our services;

•	competition;

•	our dependence on key personnel;

•	government funding of social research projects;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	domestic and global economic, credit and capital market conditions;

•	foreign exchange fluctuations;

•	changes in federal or state tax laws or the administration of these laws;

•	regulatory or judicial proceedings;

•	the outcome of the stockholders’ derivative litigation; and

•	certain other risks described in this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risks relating to our operations result primarily from changes in interest rates and changes in foreign exchange rates. We monitor interest rate and foreign exchange rate exposures on an ongoing basis. We have in the past entered into interest rate hedging contracts and will continue to evaluate their appropriateness. As of December 31, 2004, we were not a party to any interest rate hedging contract.

     It has not been our practice to enter into foreign exchange contracts, but we may use such contracts in the future if we deem them to be an appropriate resource to manage our exposure to movements in foreign currency exchange rates. We do not consider our current foreign exchange exposure, which is primarily related to changes between the U.S. dollar and the U.K. pound, to be material. Although the impact of changes in foreign exchange rates may be significant on our revenues, cost of revenues and operating expenses when considered individually, the net impact on our results of operations has not been significant.

     The following table provides information about the financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates as of December 31, 2004 by expected maturity dates.

	Principal Amount by Expected Maturity
	Average Interest Rate
	($ thousands)
						There-		Fair Value
	2005	2006	2007	2008	2009	after	Total	12/31/04
Liabilities
Long-term debt including current portion:
Variable rate debt:
LIBOR +3%, Prime +1%	—	—	$22,270	—	—	—	$22,270	$22,270
Fixed rate debt – 10%	$1,500	$2,000	$5,000	—	—	—	$8,500	$8,931
Fixed rate debt – 15.5%	—	—	—	—	$12,077	—	$12,077	$12,258

Item 8. Financial Statements and Supplementary Data

     Our financial statements, together with the report of our independent registered public accounting firm, are presented beginning at page F-1 at the end of this Report.

Item 9A. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

     There has not been any change in our internal control over financial reporting during our quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     We have adopted a Code of Conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Conduct is located on our website at www.opinionresearch.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment or waiver from a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to certain topics by posting such information on our website at www.opinionresearch.com. Any shareholder may request this information in print form from the Company’s Secretary at 600 College Road East, Suite 4100, Princeton, NJ 08540.

Executive Officers and Directors of the Registrant

     The following table sets forth certain information concerning the executive officers and directors of our company as of February 25, 2005.

Name	Age	Title
John F. Short	60	Chairman of the Board and Chief Executive Officer; Director
Frank J. Quirk	64	President of Opinion Research Corporation and Chief Executive Officer of ORC Macro; Director
Douglas L. Cox	59	Executive Vice President and Chief Financial Officer
Richard I. Cornelius	44	Senior Vice President of Opinion Research Corporation and Managing Director of O.R.C. International Ltd. (U.K.)
Kevin P. Croke	46	Executive Vice President and Director of Finance
E. Wayne Holden	48	Senior Vice President of Opinion Research Corporation and President of ORC Macro
Ruth R. Wolf	67	Executive Vice President of Opinion Research Corporation and Chief Executive Officer of ORC ProTel
Dale J. Florio	50	Director
John J. Gavin	48	Director
Brian J. Geiger	61	Director
Stephen A. Greyser, D.B.A.	69	Director
Steven F. Ladin	58	Director
Robert D. LeBlanc	55	Director
Seth J. Lehr	48	Director

     Below is a short summary of the business experience of each of our directors and executive officers:

     Mr. Short has served as our Chief Executive Officer and Chairman of our board of directors since 1999. Mr. Short joined our company and was appointed as our Chief Financial Officer in 1989. He was elected to the board of directors in 1991. Mr. Short was later appointed Vice Chairman in 1992 and President in 1998. Prior to joining our company, Mr. Short served as the Chief Financial Officer of Hay Systems, Inc., a management consulting company and a wholly-owned subsidiary of the Hay Group.

     Mr. Quirk has served as our President since November 2003 and was elected to our board of directors in June 2000. Mr. Quirk joined our company in 1999 with the acquisition of ORC Macro, where he served, and continues to serve, as the Chief Executive Officer since 1980. Under his direction, ORC Macro has grown from $3 million in annual revenues to over $128 million in 2004. Mr. Quirk received an M.B.A. from Cornell University.

     Mr. Cox has served as our Executive Vice President and Chief Financial Officer since October 1998 and as our Secretary since 1999. Prior to joining us, Mr. Cox spent ten years as Senior Vice President and Chief Financial Officer of Elf Atochem North America, Inc., a specialty chemical company. Mr. Cox serves on the board of directors of Daou Systems, Inc., a publicly traded information technology consulting company. Mr. Cox holds an M.B.A. from the Wharton School of the University of Pennsylvania.

     Mr. Cornelius has served as Managing Director of O.R.C. International Ltd. since 2003. Mr. Cornelius joined us in 1993 when we acquired Gordon Simmons Research Group Limited, a U.K. research company. Mr. Cornelius was appointed Managing Director of Gordon Simmons Research in 1996, Deputy Managing Director of our combined U.K. operations in 1998, and Managing Director of O.R.C. International Ltd. in 2003.

     Mr. Croke has served as our Executive Vice President since 1998 and as our Treasurer since 1999. Mr. Croke joined us in 1991 as Controller, and he has since served in various capacities in our finance department. Mr. Croke served as our Director of Finance from 1995 until his appointment as Executive Vice President in 1998. Mr. Croke holds an M.B.A. from Case Western Reserve University.

     Dr. Holden has served as the President of ORC Macro since 2003. He joined us in 1999 with our acquisition of ORC Macro, in which he then held the position of Technical Director. In 2002, Dr. Holden was appointed Senior Vice President and Managing Director of our Applied Research Division. Dr. Holden holds a Ph.D. in Clinical/Community Psychology from the University of South Carolina.

     Ms. Wolf has served as the Chief Executive Officer of ORC ProTel since 1998. She joined us in 1998 with our acquisition of ORC ProTel, which she co-founded in 1988. Ms. Wolf has over 30 years of experience in telemarketing.

     Mr. Florio was elected to our board of directors in July 1999. Mr. Florio is an attorney and co-founder of the Princeton Public Affairs Group, a firm specializing in public relations, public affairs, and government relations. Immediately prior to co-founding the Princeton Public Affairs Group in 1987, Mr. Florio was responsible for managing Philip Morris’ state and local government affairs program throughout all 50 states. Before joining Philip Morris, Mr. Florio served as a federal public affairs representative with the National Association of Manufacturers and as an administrative assistant to a member of the New Jersey General Assembly. Mr. Florio received a law degree from Seton Hall Law School.

     Mr. Gavin was elected to our board of directors by the holders of our Series B Preferred Stock in October 2000 pursuant to the terms of the Opinion Research Corporation Designation of Series B. Preferred Stock. Until February 2004, Mr. Gavin was President and Chief Operating Officer of Right Management Consultants, Inc. Right Management Consultants, Inc. is the world’s largest career management and outplacement firm with revenues in excess of $450 million. Mr. Gavin joined Right Management Consultants, Inc. in 1996 as Executive Vice President. Prior to joining Right Management Consultants, Inc., Mr. Gavin was a Partner with Andersen Worldwide. Mr. Gavin joined Andersen Worldwide in 1978 and was made Partner in 1990. Mr. Gavin serves on the boards of directors of Catholic Health East and Interline Brands, Inc., a publicly traded direct marketing and specialty distribution company, and is on the Advisory Board of Temple University’s School of Business. Mr. Gavin is a certified public accountant.

     Mr. Geiger was elected to our board of directors in December 2003. Mr. Geiger is a Managing Director with the Hermes Group, a private merchant banking firm. Prior to joining the Hermes Group, Mr. Geiger was Executive Vice President and Chief Financial Officer of Claneil Enterprises, Inc., a privately owned, diversified holding company investing in both publicly and privately held corporations, from November 1997 to March 2004. Prior to joining Claneil, he was Vice President, Finance and Chief Financial Officer for The Liposome Company, Inc., a Princeton, New Jersey-based biopharmaceutical company. Prior to joining Liposome in 1995, Mr. Geiger spent 24 years with Johnson & Johnson, serving as Chief Financial Officer for various Johnson & Johnson companies. Mr. Geiger currently serves on the board of directors of Immunicon Corporation, a publicly traded medical diagnostics company, and is also a member of the board of advisors of FEI Corporation, a women’s healthcare company. Mr. Geiger received an M.B.A. from Seton Hall University and is a certified management accountant.

     Professor Greyser has been a member of our board of directors since 1993. Professor Greyser is the Richard P. Chapman Professor (Marketing/Communications) Emeritus at Harvard Business School, where he has been on the faculty for over 35 years. Professor Greyser was associated with the Harvard Business Review for 35 years as an editor, research director, Editorial Board Secretary and Chairman. Since 1972, Professor Greyser has been a Trustee or member of the Executive Director’s Council of the Marketing Science Institute, a non-profit business-supported research center in marketing; and from 1972 through 1980, he served as its Executive Director. From 1985 through 1993, Professor Greyser served on the board of directors of the Public Broadcasting Service, where he was Vice Chairman from 1991 through 1993. In addition he has served as director or trustee on several corporate and non-profit boards. Professor Greyser received M.B.A. and D.B.A. degrees from Harvard University.

     Mr. Ladin was elected to our board of directors in December 2003. Mr. Ladin retired in 2004 as Chairman, President and Chief Executive Officer of Clinical Analysis Corporation or CAC, a medical diagnostic products development company. Prior to joining CAC in 2002, Mr. Ladin was Vice President and Chief Financial Officer of Sybron Chemicals, Inc., a specialty chemical company, for three years. Prior to joining Sybron Chemicals in 1998, Mr. Ladin was Controller of DuPont Merck Pharmaceuticals Company since its inception in 1990. Mr. Ladin joined DuPont Merck Pharmaceuticals after 14 years with DuPont in various financial positions. Mr. Ladin has public accounting experience with Arthur Andersen & Co. and serves on the Board of Trustees of Delaware Hospice, Inc. Mr. Ladin is a certified public accountant.

     Mr. LeBlanc was elected to our board of directors in December 2003. Mr. LeBlanc retired in March 2003 as President and Chief Executive Officer of Handy & Harman, a diversified industrial manufacturer, and as Executive Vice President and a Director of Handy & Harman’s parent company, WHX Corporation. Prior to joining Handy & Harman in 1996, Mr. LeBlanc spent 12 years with Elf Atochem North America, Inc., a specialty chemicals company, where he was an Executive Vice President. Mr. LeBlanc currently serves on the board of directors of Church & Dwight Co., Inc., a publicly traded consumer goods manufacturing company.

     Mr. Lehr was elected to our board of directors by the holders of our Series B Preferred Stock in October 2000 pursuant to the terms of the Opinion Research Corporation Designation of Series B Preferred Stock. Mr. Lehr is a founding partner of LLR Equity Partners, L.P., a $620 million private equity fund founded in 1999. Prior to forming LLR, Mr. Lehr was a Managing Director and group head of the investment banking division of Legg Mason Wood Walker from 1992 to 1999. Mr. Lehr currently serves on the board of directors of ICT Group, Inc., a publicly traded telemarketing company. Mr. Lehr is involved in a number of charitable activities and has served on various community boards. Mr. Lehr received his M.B.A. from the Wharton School of the University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) and to furnish us with copies of these reports. Based on our review of the reports received, we believe that all filings required to be made by the Reporting Persons for 2004 were made on a timely basis.

Board of Directors

     Our business is managed under the direction of our board of directors, which meets regularly during the year to review significant developments affecting our business and act on matters requiring the board of directors’ approval. The board of directors met six times during the year ended December 31, 2004, took certain actions by unanimous consent and held periodic informal telephonic updates.

     Each member of the board of directors holds office until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The board of directors has established the six standing committees set forth below:

•	an Executive Committee;

•	an Audit Committee;

•	a Compensation Committee;

•	a Stock Option Committee (Executive Officers);

•	a Stock Option Committee (Non-Executive Officers); and

•	a Nominating Committee.

     The Audit Committee, Compensation Committee and Nominating Committee have the responsibilities set forth in written charters adopted by the board of directors. We make available copies of each of these charters on our website, which is located at www.opinionresearch.com.

     The Audit Committee

     The Audit Committee’s purposes are to provide independent review and oversight of our financial reporting processes and financial statements, the system of internal controls, the audit process and results of operations and our financial condition. In doing so, the Audit Committee is responsible for providing an open avenue of communication between the board of directors, management and the independent auditors. In connection with its responsibilities, the Audit Committee is directly and solely responsible for the appointment, compensation, retention, termination, and oversight of the independent auditors. Messrs. Ladin (Chairman), Gavin and Geiger, all of whom have been determined to be independent by our board of directors under applicable NASDAQ National Market listing standards and SEC rules, serve as members of the Audit Committee. The board of directors has determined that Mr. Ladin qualifies as an “audit committee financial expert,’’ as defined in SEC rules. In addition, each of the other members of the Audit Committee may also qualify as an audit committee financial expert. The Audit Committee met eight times during 2004.

Item 11. Executive Compensation

     The following table sets forth, for our last three fiscal years, the cash compensation paid by us, as well as certain other compensation paid or accrued for those years, to the following named executive officers.

Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation			Awards
				Other Annual	Shares Subject	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	to Options (#)	Compensation (2)
John F. Short	2002	$443,485	$262,500	$3,753	50,000	$56,220	(3)(4)
Chairman and CEO	2003	445,495	—	—	—	55,581	(3)(4)
	2004	468,524	130,611	9,775	75,000	55,581	(3)(4)

Frank J. Quirk	2002	245,726	85,800	—	—	12,000
President - ORC	2003	281,540	88,350	—	—	12,000
CEO - ORC Macro	2004	339,242	102,000	—	20,000	12,000

Douglas L. Cox	2002	224,480	70,000	—	—	5,764
Executive Vice President	2003	245,167	20,000	—	10,000	6,000
and Chief Financial Officer	2004	265,647	27,988	—	10,000	6,500

E. Wayne Holden	2002	140,934	46,500	—	—	11,069
Senior Vice President - ORC	2003	162,000	53,460	—	—	11,465
President - ORC Macro	2004	225,000	67,500	—	10,000	12,000

Ruth R. Wolf	2002	225,000	52,890	—	—	—
Executive Vice President - ORC	2003	225,000	56,000	—	—	—
CEO - ORC ProTel	2004	235,000	—	—	—	—

James C. Fink (5)	2002	296,751	—	—	—
Vice Chairman	2003	296,456	—	—	—	—
	2004	328,978	14,625	—	—	290,881	(6)

(1)	Amounts in this column represent the dollar value of the difference between the price paid by the named executive officer for shares of our common stock purchased under the Opinion Research Corporation Stock Purchase Plan for Non-Employee Directors and Designated Employees and Consultants (the “Non-Qualified Plan”) and the fair market value of such shares on the date of purchase. The Non-Qualified Plan provides for purchases of the Common Stock at the same percentage discount as is offered to all qualified employees under the Opinion Research Corporation Employee Stock Purchase Plan.

(2)	Amounts in this column consist of contributions by us under various profit sharing and retirement plans for each named executive officer.

(3)	Includes payments by us on behalf of Mr. Short of $4,313 to cover the premiums payable on a supplemental disability policy and a matching payment under our Defined Contribution Plan of $5,764 in 2002, and $5,125 in 2003 and 2004.

(4)	We have an agreement with a trust established for the benefit of the children of Mr. Short whereby we pay certain premiums on life insurance policies on Mr. Short, to which the trust is the beneficiary. We paid premiums on behalf of Mr. Short of $46,143 in 2002. Mr. Short received taxable income of $46,143 in 2003 and 2004 in order to maintain the policy. We are entitled to the repayment of the premiums paid on these insurance policies upon maturity.

(5)	Dr. Fink resigned from his position with us effective November 30, 2004.

(6)	Amount consists of $284,381 accrued base compensation payable in 2005 and a 401(k) plan matching contribution applicable to 2004.

Stock Option Grants During 2004

     The following table contains information concerning the grant of stock options to the named executive officers during 2004. We do not have any plans pursuant to which stock appreciation rights, or SARs, may be granted.

	Individual Grants				Potential Realizable Value
	Number of	% of Total			at Assumed Annual Rates
	Securities	Options			of Stock Price
	Underlying	Granted To	Exercise or		Appreciation for Option
	Options Granted	Employees in	Base Price	Expiration	Terms (2)
Name	(#) (1)	2004	($/Sh)*	Date	5% ($)	10% ($)
John F. Short	75,000	43.5%	6.23	03/23/11	190,218	443,288

Frank J. Quirk	20,000	11.6%	6.23	03/23/11	50,725	118,210

Douglas L. Cox	10,000	5.8%	6.23	03/23/11	25,362	59,105

E. Wayne Holden	10,000	5.8%	6.23	03/23/11	25,362	59,105

Ruth R. Wolf	—	0%	—	—	—	—

James C. Fink (3)	—	0%	—	—	—	—

*	All options have an exercise price equal to or greater than the market price of the common stock on the date of grant.

(1)	The options become exercisable in three equal annual installments beginning on March 23, 2005.

(2)	Illustrates value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming specified compounded rates of appreciation on the common stock over the term of the options. Assumed rates of appreciation are not necessarily indicative of future stock performance.

(3)	Dr. Fink resigned from his position with us effective November 30, 2004.

Stock Option Exercises and Holdings During 2004

     The following table sets forth information related to options exercised during 2004 by the Named Executive Officers and the number and value of options held at December 31, 2004 by such individuals. We do not have any plan pursuant to which SARs may be granted.

Aggregated Option Exercises in 2004
and Option Values at December 31, 2004

			Number of Securities		Value of
			Underlying		Unexercised In-the-Money
	Shares	Value	Unexercised Options at		Options at
	Acquired On	Realized	December 31, 2004 (#)		December 31, 2004 ($)(1)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John F. Short	60,833	84,133	123,333	91,667	52,333	162,292

Frank J. Quirk	—	—	—	20,000	—	9,200

Douglas L. Cox	—	—	68,467	13,333	138,221	9,899

E. Wayne Holden	—	—	1,000	10,000	—	4,600

Ruth R. Wolf	—	—	1,000	—	—	—

James C. Fink (2)	1,167	607	—	—	—	—

(1)	The closing price of our common stock on the NASDAQ National Market on December 31, 2004 was $6.69.

(2)	Dr. Fink resigned from his position with us effective November 30, 2004.

Employment Agreements

     Mr. Short has an employment agreement with us providing for an annual salary that is subject to annual increases during the term of the agreement, as determined by the Compensation Committee of our board of directors. In addition, Mr. Short is eligible to receive incentive compensation as determined by the Compensation Committee of the board of directors. The agreement provides that in the event Mr. Short’s employment is terminated by us without cause or Mr. Short terminates the employment for “cause” (as defined in the employment agreement), in addition to his compensation through the date of such termination, he is to receive an immediate cash payment equal to two times his annual base compensation, unless such termination occurs within 24 months after a change in control (as defined in the employment agreement), in which case Mr. Short shall receive an immediate cash payment equal to two and one-half times his annual base compensation.

     Messrs. Quirk and Cox and Ms. Wolf have employment agreements with us providing for annual salaries that are subject to annual increases during the term of the agreement, as determined by our Chief Executive Officer and approved by the Compensation Committee of the board of directors. In addition, they are eligible to receive incentive compensation in accordance with short-term and/or long-term incentive compensation programs established by us from time to time. The employment agreements of each of Messrs. Quirk and Cox further provide that if we terminate such executive officer’s employment without cause, he will be entitled to continue to receive his base compensation and medical and life insurance benefits until 11 months after the effective date of such termination.

Compensation of Directors

     For 2004, each director who was not an employee of the Company (an “outside director”) was entitled to receive $15,000 per annum. In addition, each outside director was paid $5,000 for chairing a committee, $1,500 for each board meeting attended, and $1,250 for each committee meeting attended. All directors were entitled to be reimbursed for incidental travel expenses incurred in attending board and committee meetings.

     Pursuant to the 1997 Stock Incentive Plan we automatically grant to each outside director the “formula number” of shares of Common Stock. The exercise price for these options is equal to the fair market value of the underlying shares on the date of grant. The options are non-qualified stock options.

     The outside directors’ options become exercisable on the first anniversary of the date of grant provided the outside director is a member of the board of directors on that date. The “formula number” of the stock option grants for 2004 was 5,000 for each director. In addition, each director will be granted options to purchase an additional 5,000 shares of Common Stock for chairing a committee.

Compensation Committee Interlocks and Insider Participation

     The Faculty Group, Inc. which is a consulting group owned by, among others, Harvard University faculty members, and of which Professor Greyser, one of our directors, is a principal, received $50,000 from us in consulting fees during 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of		equity compensation
	outstanding	Weighted-average	plans (excluding
	options, warrants	exercise price of	securities reflected in
Plan Category	and rights	outstanding options	column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	745,682	$6.63	1,498,237

Equity compensation plans not approved by security holders (2)	190,000	$7.06	—

(1)	Amount includes shares reserved for issuance under 1997 Stock Incentive Plan, Opinion Research Corporation Employee Stock Purchase Plan, Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants, and the ORC Holdings, Ltd. Employee Share Ownership Plan. See Note 11 and Note 12 to Consolidated Financial Statements for additional information.

(2)	Amount includes 90,000 non-plan options granted to Mr. Short and 100,000 warrants issued to investment bankers as a form of compensation.

Principal Stockholders

     The following table sets forth certain information regarding the holdings of each stockholder who was known to us to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of more than 5% of the Common Stock and our Series B Preferred Stock (the “Series B Preferred Stock”) at the close of business on March 24, 2005. Each of the persons named in the table below as beneficially owning the shares has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

	Common Stock
Name and Address	Amount	Percent
of Beneficial Owner	Beneficially Owned	of Class
LLR Equity Partners, L.P. (1)	1,979,196	27.60
The Belgravia Building 1811 Chestnut Street, Suite 210 Philadelphia, PA 19103

Gruber & McBaine Capital Management, LLC (2)	759,300	11.85
50 Osgood Place San Francisco, CA 94133

Cannell Capital, LLC (2)	566,799	8.84
150 California Street, Fifth Floor San Francisco, California 94111

John F. Short (3)(4)(5)	468,687	7.13
600 College Road East Princeton, NJ 08540

Allied Capital (6)	437,029	6.38
1919 Pennsylvania Avenue NW Washington, DC 20006-3434

FMR Corp. (2)	384,441	6.00
82 Devonshire Street Boston, MA 02109

Dimensional Fund Advisors Inc. (2)	319,100	4.98
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401

(1)	Based on Schedule 13D filed with the SEC, the above holdings include 1,107,665 shares of common stock and 672,274 shares of common stock underlying an exercisable warrant held by LLR Equity Partners, L.P., and 108,393 shares of common stock and 68,226 shares of common stock underlying an exercisable warrant held by LLR Equity Partners Parallel, L.P. Also includes 20,000 shares of common stock subject to options exercisable within 60 days of March 24, 2005 held by Mr. Lehr for the benefit of LLR Equity Partners, L.P. Also includes 2,638 shares purchased by Mr. Lehr through our Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants.

(2)	Based solely on filings with the SEC on Schedule 13G.

(3)	Does not include 49,896 shares of common stock held in trusts for the benefit of the children of Mr. Short. Mr. Short disclaims beneficial ownership of these shares.

(4)	Includes 157,500 shares of common stock held by Mr. Short as co-trustee of our Retirement Plan, over which Mr. Short has sole voting power.

(5)	Includes 165,001 shares of common stock subject to options exercisable within 60 days of March 24, 2005 beneficially owned by Mr. Short.

(6)	Includes 276,785 and 160,244 shares of common stock underlying exercisable warrants held by Allied Capital Corporation and Allied Investment Corporation, respectively.

	Series B Preferred Stock
Name and Address	Amount	Percent
of Beneficial Owner	Beneficially	Owned of Class
LLR Equity Partners, L.P.	9	90.00
The Belgravia Building
1811 Chestnut Street, Suite 210
Philadelphia, PA 19103

LLR Equity Partners Parallel, L.P.	1	10.00
The Belgravia Building
1811 Chestnut Street, Suite 210
Philadelphia, PA 19103

Security Ownership of Management

     The following table sets forth certain information regarding the Common Stock and the Series B Preferred Stock beneficially owned by each director of the Company, by the Company’s Chief Executive Officer, and each of the Company’s four other most highly compensated executive officers in 2004 (the “Named Executive Officers”), and by all directors and executive officers of the Company as a group, at the close of business on March 24, 2005. Each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

	Amount of		Amount of Series
Name of	Common Stock	Percent	B Preferred Stock	Percent
Beneficial Owner	Beneficially Owned	of Class	Beneficially Owned	of Class
John F. Short (1) (2) (3)	468,687	7.13	0	*

Douglas L. Cox (1)	143,070	2.21	0	*

James C. Fink **	125,624	1.96	0	*

Frank J. Quirk (1)	30,530	*	0	*

E. Wayne Holden (1)	7,819	*	0	*

Ruth R. Wolf (1)	3,989	*	0	*

Stephen A. Greyser (1)	111,878	1.72	0	*

Dale J. Florio (1)	36,269	*	0	*

Brian J. Geiger (1)	7,053	*	0	*

Steven F. Ladin (1)	12,401	*	0	*

Robert D. LeBlanc (1)	10,000	*	0	*

Seth J. Lehr (4)	1,979,196	27.60	10	100.00

John J. Gavin (1)	31,977	*	0	*

All Directors and Executive Officers as a Group (15 persons) (5) (6)	2,997,700	39.23	10	100.00

*	Denotes less than one percent of applicable class.

**	Resigned his position with the company effective November 30, 2004

(1)	Includes options exercisable within 60 days of March 24, 2005 for each of the Named Executive Officers and directors as follows: Mr. Short - 165,001; Mr. Cox - 71,800; Mr. Quirk - 6,667; Dr. Holden - 4,333; Ms. Wolf - 1,000; Professor Greyser - 90,000; Mr. Florio - 30,000; Mr. Geiger - 5,000; Mr. Ladin - 10,000; Mr. LeBlanc - 5,000; Mr. Gavin - 20,000.

(2)	Does not include 49,896 shares of common stock held in trusts for the benefit of the children of Mr. Short. Mr. Short disclaims beneficial ownership of these shares.

(3)	Includes 157,500 shares of common stock held by Mr. Short as co-trustee of our Retirement Plan, over which Mr. Short has sole voting power.

(4)	Includes (a) 1,107,665 shares of common stock, 672,274 shares of common stock underlying an exercisable warrant and 9 shares of Series B Preferred Stock held by LLR Equity Partners, L.P., and (b) 108,393 shares of common stock, 68,226 shares of common stock underlying an exercisable warrant and 1 share of Series B Preferred Stock held by LLR Equity Partners Parallel, L.P. Mr. Lehr is a managing member of LLR Capital, L.L.C. which is the general partner of LLR Capital, L.P. which, in turn, is the general partner of both LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. Mr. Lehr disclaims beneficial ownership of the foregoing shares. Also includes 20,000 shares of common stock subject to options exercisable within 60 days of March 24, 2005 held by Mr. Lehr for the benefit of LLR Equity Partners, L.P.

(5)	The 98,000 shares of common stock beneficially owned by the executive officers of the Company and held pursuant to the Company’s Retirement Plan are included only once in the total.

(6)	Includes two executive officers who are not Named Executive Officers.

Item 13. Certain Relationships and Related Transactions

     Over several years, we made loans to certain of our executive officers bearing an interest rate of 9.5%. Our current corporate policy prohibits the making of loans to all officers and directors. Mr. Short, our Chairman and Chief Executive Officer, has an outstanding loan with us, which has been grandfathered. Including accrued interest, the aggregate amount of indebtedness due from Mr. Short outstanding at March 24, 2005 was $155,539 . Since January 1, 2004, the largest amount outstanding under Mr. Short’s loan was $158,183.

     The Faculty Group, Inc., which is a consulting group owned by, among others, Harvard University faculty members, and of which Professor Greyser, one of our directors, is a principal, received $50,000 from us in consulting fees during 2004.

Transaction with LLR Partnerships

      Pursuant to a Purchase Agreement between us and the LLR Partnerships dated March 25, 2005 (the “Purchase Agreement”), we agreed to repurchase the LLR Interests for an aggregate cash purchase price of $18.0 million (the “Transaction”). Subject to limitations set forth in the Purchase Agreement, we also agreed to indemnify the LLR Partnerships in connection with the transactions contemplated by the Purchase Agreement. Our intent is to use a portion of the proceeds of a contemplated public offering of our common stock to finance the Transaction.

     The closing of the transaction contemplated by the Purchase Agreement is contingent upon the closing of an offering of our equity securities. The LLR Partnerships agreed in the Purchase Agreement not to exercise their anti-dilution warrants as long as the Purchase Agreement was effective. In addition, at the closing under the Purchase Agreement, the directors appointed by the LLR Partnerships to our board of directors, Seth J. Lehr and John J. Gavin, agreed to submit to us their resignations as members of our board of directors. The Purchase Agreement also provided for the payment of legal fees up to $50,000 incurred by the LLR Partnerships in connection with the transactions contemplated by the Purchase Agreement. Mr. Lehr is a managing partner of LLR Capital, L.L.C., which is the general partner of LLR Capital, L.P., which, in turn, is the general partner of the LLR Partnerships.

Audit Committee Pre-Approval Policies

     The Audit Committee Charter provides that the Audit Committee must pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. The Audit Committee has delegated pre-approval authority to the Chairman, and the Chairman must report any pre-approval decisions to the Audit Committee at its next meeting.

Item 14. Principal Accountant Fees and Services

     The aggregate fees billed by Ernst and Young LLP, and Grant Thornton LLP for professional services rendered to us for the fiscal years ending December 31, 2003 and December 31, 2004, were $650,034 and $391,724 respectively. A breakdown of such fees is provided in the following table:

	2003	2004
Audit Fees	$305,995	$172,780
Audit-Related fees	14,950	161,650
Tax Fees	329,088	57,294
All Other	—	—
Total Fees Paid	$650,034	$391,724

      “Audit Fees” include fees billed by Ernst & Young LLP and Grant Thornton LLP for the audit of our annual financial statements for the fiscal year and reviewing the quarterly reports on Form 10-Q. “Audit-Related Fees” include fees for services such as accounting consultations and review of other SEC filings. “Tax Fees” are fees billed for tax services in connection with the preparation of our federal and state income tax returns, including extensions and quarterly estimated payments, and customary consultation or advice regarding potential transactions or tax planning.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report.

3. Exhibits Required by the Securities and Exchange Commission Regulation S-K

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant - Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33- 68428) filed with the Securities and Exchange Commission on September 3, 1993 (the “Form S-1’’).

3.2	Amended and Restated By-Laws of the Registrant - Incorporated by reference to Exhibit 3.2 to the Form S-1.

4.1	Rights Agreement, dated September 13, 1996, between the Registrant and StockTrans, Inc. - Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 27, 1996.

4.2	Amendment to Rights Agreement dated August 8, 1998 - Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K’’).

4.3	Amendment No. 2 to Rights Agreement dated September 1, 2001 - Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2000 (the “2000 8-K’’).

4.4	Opinion Research Corporation Designation of Series A Preferred Stock - Incorporated by

Exhibit No.
reference to Exhibit 1 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on September 27, 1996.

4.5	Opinion Research Corporation Designation of Series B Preferred Stock - Incorporated by reference to Exhibit 4.1 to the 2000 8-K.

4.6	Opinion Research Corporation Designation of Series C Preferred Stock - Incorporated by reference to Exhibit 4.2 to the 2000 8-K.

10.1	Employment Agreement between the Registrant and John F. Short - Incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the “1999 10-Q’’).

10.2	Employment Agreement between the Registrant and Douglas L. Cox dated January 23, 2002 - Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K’’).

10.3	Employment Agreement between the Registrant and Frank J. Quirk dated January 25, 2002 - Incorporated by reference to Exhibit 10.3 to the 2001 10-K.

10.4	Employment Agreement between the Registrant and James C. Fink dated January 28, 2002 - Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 10-K’’).

10.5	Employment Agreement between the Registrant and Kevin P. Croke dated January 23, 2002 - Incorporated by reference to Exhibit 10.5 to the 2002 10-K.

10.6	Employment Agreement between O.R.C. International Ltd. and Richard I. Cornelius dated December 12, 2001 - Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K’’).

10.7	Employment Agreement among Opinion Research Corporation, ORC ProTel, Inc., and Ruth R. Wolf dated January 1, 1998 - Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K’’).

10.8	Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Terence W. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.1 to the 2000 8-K.

10.9	Agreement between Macro International Inc. and Lewis D. Eigen dated October 31, 2001 - Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.10	1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.11	Amendment to the 1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.2

Exhibit No.
to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “2001 10-Q’’).

10.12	Opinion Research Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 8, 2000.

10.13	Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants - Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 25, 2000.

10.14	ORC Holdings, Ltd. Employee Share Ownership Plan - Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 5, 2001.

10.15	Lease Agreement dated May 19, 2003 between Peregrine Investment Partners and Opinion Research Corporation - Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.16	Lease dated August 27, 1993 between Carrollton Enterprises Associates Limited Partnership and Macro International Inc. - Incorporated by reference to Exhibit 10.14 to the 1999 10-K.

10.17	Lease and Lease Addendum dated February 24, 1995 between North Bethesda Associates Limited Partnership and Social and Health Services, Ltd. - Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K’’).

10.18	First Amendment to Lease dated January 1, 1999 and Second Amendment to Lease dated September 15, 1999, between Bethesda Properties, L.L.C. and Social and Health Services, Ltd. - Incorporated by reference to Exhibit 10.16 to the 2000 10-K.

10.19	Business Loan and Security Agreement dated May 4, 2004 among Opinion Research Corporation, ORC Inc., Macro International Inc., ORC Protel, Inc., Social and Health Services, Ltd., ORC Holdings, Ltd., O.R.C. International Ltd and Citizens Bank of Pennsylvania and First Horizon Bank - Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarter ended June 30, 2004 (the “June 30, 2004 10-Q’’).

10.20	First Modification to Business Loan and Security Agreement and Other Loan Documents dated March 15, 2004 among Opinion Research Corporation, Macro International Inc., ORC Protel, LLC, Social and Health Services, Ltd., ORC Holdings, Ltd., O.R.C. International Ltd. and Citizens Bank of Pennsylvania and First Horizon Bank.*

10.21	Loan Agreement dated May 4, 2004 by and among Opinion Research Corporation, ORC Inc., Macro International Inc., ORC Protel, Inc., Social and Health Services, Ltd., ORC Holdings, Ltd., O.R.C. International Ltd and Allied Capital Corporation - Incorporated by

Exhibit No.
reference to Exhibit 10.2 to the June 30, 2004 10-Q.

10.22	Loan Agreement dated May 4, 2004 by and among Opinion Research Corporation, ORC Inc., Macro International Inc., ORC Protel, Inc., Social and Health Services, Ltd., ORC Holdings, Ltd., O.R.C. International Ltd. and Allied Capital Corporation - Incorporated by reference to Exhibit 10.3 to the June 30, 2004 10-Q.

10.23	Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation – Incorporated by reference to Exhibit 10.9 to the 1999 10-Q.

10.24	Amendment No. 2 to the Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.11 to the 2000 8-K.

10.25	Amendment No. 1 to the Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.12 to the 2000 8-K.

10.26	Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.10 to the 1999 10-Q.

10.27	Amendment to Common Stock Purchase Warrant No. A-1 dated May 4, 2004 between Opinion Research Corporation and Allied Capital Corporation - Incorporated by reference to Exhibit 10.4 to the June 30, 2004 10-Q.

10.28	Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.11 to the 1999 10-Q.

10.29	Amendment To Common Stock Purchase Warrant No. A-2 dated May 4, 2004 between Opinion Research Corporation and Allied Capital Corporation - Incorporated by reference to Exhibit 10.5 to the June 30, 2004 10-Q.

10.30	Purchase Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.5 to the 2000 8-K.

10.31	Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.6 to the 2000 8-K.

10.32	Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.7 to the 2000 8-K.

10.33	Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners

Exhibit No.
Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.8 to the 2000 8-K.

10.34	Anti-Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.9 to the 2000 8-K.

10.35	Dilution Common Stock Warrant Issued by Opinion Research Corporation to LLR Equity Partners Parallel, L.P. dated September 1, 2000 - Incorporated by reference to Exhibit 10.10 to the 2000 8-K.

10.36	Purchase Agreement among Opinion Research Corporation, LLR Equity Partners L.P. and LLR Equity Partners Parallel, L.P., dated October 21, 2004 — Incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 filed October 21, 2004.

10.37	Purchase Agreement among Opinion Research Corporation, LLR Equity Partners L.P. and LLR Equity Partners Parallel L.P., dated March 25, 2005.*

16.1	Letter from Ernst & Young LLP to Securities and Exchange Commission - Incorporated by reference to Exhibit 16 of the Registrant’s current report on Form 8-K filed August 13, 2004.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Grant Thornton LLP.*

23.2	Consent of Ernst &Young LLP.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPINION RESEARCH CORPORATION

By:	/s/ John F. Short

John F. Short, Chairman

Date:	March 31, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Opinion Research Corporation

We have audited the accompanying consolidated balance sheet of Opinion Research Corporation and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opinion Research Corporation and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial schedule (Schedule II-Valuation and Qualifying Accounts) for the year ended December 31, 2004, listed in Item 15 of the 2004 Annual Report on Form 10-K, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
February 18, 2005, except for Note 18, as to which
     the date is March 25, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Opinion Research Corporation

We have audited the accompanying consolidated balance sheets of Opinion Research Corporation and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opinion Research Corporation and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 9, 2004

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2003	2004
Assets
Current Assets:
Cash and cash equivalents	$2,766	$467
Accounts receivable:
Billed	24,890	26,001
Unbilled services	16,003	17,986

	40,893	43,987
Less: allowance for doubtful accounts	336	93

	40,557	43,894
Prepaid and other current assets	3,161	3,672

Total current assets	46,484	48,033

Property and equipment, net	9,099	10,105
Intangibles, net	715	421
Goodwill	32,537	32,748
Deferred income taxes	4,417	3,248
Other assets	4,322	3,128

	$97,574	$97,683

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,473	$6,254
Accrued expenses	13,829	9,191
Deferred revenues	4,046	4,344
Short-term borrowings	3,000	2,000
Other current liabilities	762	2,823

Total current liabilities	27,110	24,612

Long-term debt	41,922	40,286
Other liabilities	1,543	1,542

Redeemable Equity:
Preferred stock:
Series B - 10 shares designated, issued and outstanding, liquidation value of $10 per share	—	—
Series C - 588,229 shares designated, none issued or outstanding, liquidation value of $17 per share	—	—
Common stock, 1,176,458 shares issued and outstanding	8,900	8,900

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized:
Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 4,999,159 shares issued and 4,950,337 outstanding in 2003, and 5,245,815 shares issued and 5,196,993 outstanding in 2004	50	52
Additional paid-in capital	19,803	21,426
Retained earnings (deficit)	(2,004)	422
Treasury stock, at cost, 48,822 shares in 2003 and 2004	(261)	(261)
Accumulated other comprehensive income	511	704

Total stockholders’ equity	18,099	22,343

	$97,574	$97,683

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2002	2003	2004

Revenues	$175,260	$179,557	$195,554
Cost of revenues	120,705	125,890	140,143

Gross profit	54,555	53,667	55,411
Selling, general and administrative expenses	39,736	39,437	39,770
Depreciation and amortization	4,596	4,024	3,979
Goodwill impairment charges	5,938	16,317	—

Operating income (loss)	4,285	(6,111)	11,662
Interest and other non-operating expenses, net	4,784	4,996	7,216

Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	(499)	(11,107)	4,446
Provision (benefit) for income taxes	2,122	(2,165)	2,020

Income (loss) before cumulative effect of accounting change	(2,621)	(8,942)	2,426
Cumulative effect of accounting change, net of tax benefit of $0	(292)	—	—

Net income (loss)	$(2,913)	$(8,942)	$2,426

Basic earnings per share:
Income (loss) before cumulative effect of accounting change	$(0.44)	$(1.47)	$0.39
Cumulative effect of accounting change	(0.05)	—	—

Net income (loss)	$(0.49)	$(1.47)	$0.39

Diluted earnings per share:
Income (loss) before cumulative effect of accounting change	$(0.44)	$(1.47)	$0.38
Cumulative effect of accounting change	(0.05)	—	—

Net income (loss)	$(0.49)	$(1.47)	$0.38

Weighted average common shares outstanding:
Basic	5,948,797	6,078,535	6,254,517
Diluted	5,948,797	6,078,535	6,445,301

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(in thousands)

					Accumulated
			Additional	Retained	other			Total
	Common stock		paid-in	earnings	comprehensive	Treasury stock		stockholders’
	Shares	Amount	capital	(deficit)	income (loss)	Shares	Amount	equity
Balance, December 31, 2001	4,723	$47	$18,581	$9,851	$(785)	49	$(261)	$27,433
Comprehensive loss:
Net loss	—	—	—	(2,913)	—	—	—	(2,913)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	672	—	—	672

Comprehensive loss								(2,241)
Exercise of stock options	7	—	27	—	—	—	—	27
Issuance of capital stock and warrants	150	2	694	—	—	—	—	696

Balance, December 31, 2002	4,880	$49	$19,302	$6,938	$(113)	49	$(261)	$25,915
Comprehensive loss:
Net loss	—	—	—	(8,942)	—	—	—	(8,942)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	624	—	—	624

Comprehensive loss								(8,318)
Exercise of stock options	21	—	117	—	—	—	—	117
Issuance of capital stock	98	1	384	—	—	—	—	385

Balance, December 31, 2003	4,999	$50	$19,803	$(2,004)	$511	49	$(261)	$18,099
Comprehensive income:
Net income	—	—	—	2,426	—	—	—	2,426
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	193	—	—	193

Comprehensive income								2,619
Exercise of stock options	143	1	348	—	—	—	—	349
Debt refinancing and other	—	—	733	—	—	—	—	733
Issuance of capital stock	104	1	542	—	—	—	—	543

Balance, December 31, 2004	5,246	$52	$21,426	$422	$704	49	$(261)	$22,343

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$(2,913)	$(8,942)	$2,426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,596	4,024	3,979
Goodwill impairment charge	5,938	16,317	—
Cumulative effect of accounting change	292	—	—
Loss on disposal of fixed assets	65	—	2
Provision for doubtful accounts	211	—	—
Amortization of original issue discount included in interest expense	127	147	555
Amortization of loan fees	655	1,015	2,756
Deferred income taxes	(173)	(4,416)	1,820
Changes in operating assets and liabilities, net of effects from acquisitions:
Billed accounts receivable	3,076	(2,595)	(987)
Unbilled services	(373)	(1,141)	(1,870)
Other assets	(239)	(181)	(773)
Accounts payable	1,159	(57)	742
Accrued expenses	1,392	2,122	(5,267)
Deferred revenues	(2,129)	512	169
Other liabilities	(958)	146	2,026

Net cash provided by operating activities	10,726	6,951	5,578

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(46)	—	—
Proceeds from the sale of fixed assets	4	—	—
Capital expenditures	(2,334)	(3,360)	(4,352)

Net cash used in investing activities	(2,376)	(3,360)	(4,352)

Cash flows from financing activities:
Borrowings under line-of-credit agreement	28,059	40,289	72,957
Repayments under line-of-credit agreement	(32,233)	(36,380)	(67,610)
Proceeds from the issuance of notes payable	—	—	22,203
Repayments of notes payable	(4,500)	(6,000)	(30,125)
Payments of loan amendment and forbearance fees	(231)	(1,829)	(1,850)
Repayments under capital lease arrangements	(27)	(73)	(184)
Proceeds from issuance of capital stock, warrants, and options	723	502	892

Net cash (used in) financing activities	(8,209)	(3,491)	(3,717)

Effect of exchange rate changes on cash and cash equivalents	53	117	192

Increase (decrease) in cash and cash equivalents	194	217	(2,299)
Cash and cash equivalents at beginning of period	2,355	2,549	2,766

Cash and cash equivalents at end of period	$2,549	$2,766	$467

Non-cash investing and financing activities:
Acquisition of equipment under capital leases	$—	$561	$194

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004

1.	Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

     We were established in 1938 to apply the principles of general public opinion polling to marketing issues facing America’s largest companies. We evolved to provide social research, market research, information services, marketing services, and telemarketing. We perform public sector primary research and provide information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. We also assist our commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. The majority of our governmental projects are in the areas of health, education, and international aid. Our telemarketing services consist principally of outbound customer acquisition services.

     The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All inter-company transactions are eliminated upon consolidation.

Revenue Recognition

     Service revenue is recognized when earned, generally as work is performed in accordance with the provisions of Staff Accounting Bulletin No. 104. Services performed vary from contract to contract and are not uniformly performed over the term of the arrangement. In our market research and social research segments, revenues under fixed-price contracts are recognized on a proportional performance basis. Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including survey design, data collection, survey analysis and presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provision for estimated contract losses, if any, is made in the period such losses are determined. Customers are obligated to pay as services are performed, and in the event that a client cancels the contract, the client is responsible for payment for services performed through the date of cancellation.

     Revenues under cost-reimbursement contracts are recognized as costs are incurred. Applicable estimated profits are included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees or penalties related to performance are also considered in estimating revenues and profit rates based on actual and anticipated awards. See “Item 1, Business – Government Contracts” for a discussion of the types of contracts we have with the U.S. federal government.

     Revenues under time-and-materials contracts are recognized as costs are incurred.

     In our teleservices segment, revenues are recognized at the time services are performed.

1. Summary of Significant Accounting Policies (Continued)

     Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenues until the revenue recognition criteria are met. We grant credit primarily to large companies and government agencies and perform periodic credit evaluations of our clients’ financial condition. We do not generally require collateral. Credit losses relating to clients generally have been within management’s expectations. Reimbursements of out of pocket expenses are included in revenues with corresponding costs incurred by us included in cost of revenues.

Cash Equivalents

     We consider as cash equivalents all highly liquid debt instruments with a maturity of three months or less when purchased.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (3-10 years). Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter.

Impairment of Long-Lived Assets

     We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use and eventual disposition of the assets. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Foreign Currency Translation

     All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and revenues and expenses are translated using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income and are accumulated in stockholders’ equity. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts.

1. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“Statement No. 125”) we have elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee option plans.

     Under APB No. 25, no compensation expense is recognized at the time of the option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

     If we had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by Statement No. 123, net income (loss) and related per share amounts would have been adjusted to the pro forma amounts indicated in the table below:

($ thousands, except per share data)	2002	2003	2004
Net income (loss) – as reported	$(2,913)	$(8,942)	$2,426
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(582)	(365)	(291)

Net income (loss) – pro forma	$(3,495)	$(9,307)	$2,135

Basic earnings (loss) per share – as reported	$(.49)	$(1.47)	$0.39
Basic earnings (loss) per share – pro forma	$(.59)	$(1.53)	$0.34
Diluted earnings (loss) per share – as reported	$(.49)	$(1.47)	$0.38
Diluted earnings (loss) per share – pro forma	$(.59)	$(1.53)	$0.33

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2003	2004
Expected dividend yield	0%	0%	0%
Expected stock price volatility	53.4%	51.7%	53.0%
Risk-free interest rate	3.8%	4.0%	3.3%
Expected life of options	7 years	7 years	7 years

The weighted average fair value of options granted during 2002, 2003, and 2004 was $3.32, $3.02, and $3.57 per share, respectively.

1. Summary of Significant Accounting Policies (Continued)

Income Taxes

     Deferred tax assets and liabilities are determined based on the temporary differences between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realized in future periods.

Computer Software

     In accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” issued by the American Institute of Certified Public Accountants, we have capitalized certain internal and external costs incurred to acquire or create internal use software. Capitalized costs are amortized over five years.

Comprehensive Income (Loss)

     Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from net income (loss). Our other comprehensive income (loss) is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying consolidated balance sheets.

Goodwill and Other Intangible Assets

     We adopted Statement No. 142 effective January 1, 2002. Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Statement No. 142 requires goodwill to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided.

     Furthermore, Statement No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We use comparable company analyses and discounted cash flow models to determine the fair value of our reporting units and whether any impairment of goodwill exists. See Note 3 for additional information regarding goodwill and other intangibles.

Earnings Per Share

     Basic and diluted earnings per share are calculated in accordance with Statement No. 128, “Earnings per Share.”

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to revenue recognition, valuation allowances, and goodwill impairment. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     Our carrying value of financial instruments approximates fair value because of the nature and characteristic of our financial instruments. We do not have any off-balance sheet financial instruments. We do not have derivative procedure in place to manage risks related to foreign currency fluctuations for our foreign operations or for interest rate changes.

Reclassification

     In the consolidated balance sheet as of December 31, 2003 certain amounts in unbilled services have been reclassified to deferred revenues and the consolidated statements of cash flows for the years ended December 31, 2002 and 2003 have been adjusted accordingly.

     In the consolidated statements of cash flows for the year ended December 31, 2002, certain amounts in other assets have been reclassified to payments of loan amendment fees in the cash flows from financing activities.

2. Recent Accounting Pronouncements

     Effective January 1, 2003, we adopted FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“Statement No. 146”), which requires liabilities for costs associated with exit or disposal activities to be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. Statement No. 146 also establishes that the liability should initially be measured and recorded at fair value. This rule changed the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

     In 2003, we reduced our workforce in the U.S. market research operating segment and, as a result, incurred one-time termination benefits of approximately $705,000 for the termination of certain employees. These termination benefits were recognized in accordance with Statement No. 146 and included in our results of operations for the year ended December 31, 2003. During 2004, we paid out all previously accrued termination benefits from 2003.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“Interpretation No. 46”). Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

2. Recent Accounting Pronouncements (Continued)

     In December 2003, the FASB issued Interpretation No. 46 (R) (“Interpretation No. 46 (R)”), which clarified and amended Interpretation No. 46. Interpretation No. 46 (R) requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 (R) also enhances the disclosure requirements related to variable interest entities. Interpretation No. 46 applied immediately to variable interest entities created after January 31, 2003 and, with respect to variable interest entities created before February 1, 2003, Interpretation No. 46 (R) applied for the quarter ended March 31, 2004.

     During 2001, we formed the Joint Venture with Ratrix Analytics LLC for the purpose of developing new research-based products. We have a 44.8% ownership interest and 50% voting interest in the Joint Venture. In 2004, we contributed $0 in services and cash and, since inception, have contributed an aggregate of $1.7 million. All amounts funded to date have been expensed. We are not obligated for future funding of the Joint Venture.

     As the Joint Venture has a sufficient amount of equity to absorb the entity’s expected loss, the equity owners as a group are able to make decisions about the entity’s activities, and the equity owners have the obligation to absorb expected losses and the rights to receive the expected residual returns, we believe that the Joint Venture is not a variable interest entity under the principal criteria as set forth in Interpretations No. 46 and 46 (R) and, accordingly, we are not required to apply the consolidation provision under Interpretations No. 46 and 46 (R). The application of Interpretations No. 46 and 46 (R) in 2003 and 2004 had no impact on our results of operations, financial position or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement No. 150”). Statement No. 150 requires that certain financial instruments with characteristics of both liabilities and equity, including mandatory redeemable financial instruments, be classified as a liability. Any amounts paid or to be paid to holders of these financial instruments in excess of the initial measurement amount shall be reflected in interest cost. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. We adopted Statement No. 150 on July 1, 2003. The adoption of this statement had no impact on our results of operations, financial position or cash flows.

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), Share-Based Payment (“Statement No. 123(R)”). Statement No. 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. Statement No. 123(R) does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans. Statement No. 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which we are currently using.

     Statement No. 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized

2. Recent Accounting Pronouncements (Continued)

over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement No. 123(R). The second method is the modified retrospective application, which requires that we restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of Statement No. 123(R). We are currently determining which transition method we will adopt and are evaluating the impact Statement No. 123(R) will have on our financial position, results of operations, EPS and cash flows when Statement No. 123(R) is adopted.

     In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (the “Act”). The Act was signed into law on October 22, 2004. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined by the Act) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. At December 31, 2004, unremitted earnings of foreign subsidiaries that could qualify for this special one-time tax deduction of 85% were approximately $384,000. Because at this time it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. If, upon further evaluation of this provision, we conclude that we will repatriate these unremitted foreign earnings, the tax expense recognized would be approximately $20,000.

3. Goodwill and Other Intangibles

     As discussed in Note 1 to the Consolidated Financial Statements, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Instead, Statement No. 142 requires such assets be reviewed for impairment annually, or more frequently if certain indicators arise, using the guidance specifically provided. At the date of adoption, we reclassified assembled workforce intangible assets with an unamortized balance of $865,000 and recorded as a cumulative effect of a change in accounting principle, goodwill impairment related to our Mexican subsidiary of $292,000, or $(0.05) per share. During 2002, we identified other intangible assets for which useful life can no longer be determined. As a result, we reclassified $480,000 from other intangible assets to goodwill in the fourth quarter of 2002. In the fourth quarter of 2002, we recorded a non-cash impairment charge of $5.9 million to reduce the carrying value of goodwill in our U.S. market research segment.

     In the fourth quarter of 2003, we recorded non-cash impairment charges to reduce the carrying values of goodwill in the amount of $10.0 million in teleservices, $6.0 million in U.S. market research and $317,000 in our Korean subsidiary.

     The significant assumptions in 2003 used in determining the market value of the teleservices business were as follows:

•	0.3 times trailing twelve-month revenues for comparable publicly-traded companies;

•	3.7 times trailing twelve-month earnings before interest, taxes, depreciation and amortization for comparable publicly-traded companies;

•	0.5 times trailing twelve-month revenues for comparable sales transactions;

•	multiples of earnings before interest, taxes, depreciation and amortization for comparable sales transactions were not included given the absence of profitable comparable companies; and

•	for a five-year financial projection, a discount rate of 20.0%; an exit multiple of 2.5 times earnings before interest, taxes, depreciation and amortization; a compound growth rate for revenues of 6.4% and an improvement in operating income as a percentage of revenues from 13.3% to 15.4%.

     The significant assumptions used in determining the market value of the U.S. market research business were as follows:

•	1.2 times trailing twelve-month revenues for comparable publicly-traded companies;

3. Goodwill and Other Intangibles (Continued)

•	9.6 times trailing twelve-month earnings before interest, taxes, depreciation and amortization for comparable publicly-traded companies;

•	0.6 times trailing twelve-month revenues for comparable sales transactions;

•	6.6 times trailing earnings before interest, taxes, depreciation and amortization for comparable sales transactions;

•	for a five-year financial projection, a discount rate of 16.0%; an exit multiple of 6.0 times earnings before interest, taxes, depreciation and amortization; a compound growth rate for revenues of 7.5% and no improvement in operating income as a percentage of revenues; and

•	in the overall evaluation, the publicly-traded comparable data was discounted 15.0% to reflect the netting of discounts for marketability and company size and a control premium.

     The valuation metric assumptions used in the goodwill impairment analyses performed on our teleservices and U.S. market research segments differed significantly for two principal reasons. First, because these two segments were and continue to be engaged in very different types of business, they were and must continue to be compared to very different types of companies and transactions. In performing this analysis of market comparables, we determined that both the public-trading comparables and the relevant-sale transaction comparables were very different for these two segments at the time of comparison. Second, because the two segments had very different types of operating risks at the time, we used different weighted average costs of capital and different discount rates for lack of marketability in these analyses. One of the most significant differences in operating risks between these two segments was the nature and mix of the client contracts when viewed in the context of the then-current market conditions. Both of these factors led to the use of lower valuation metric assumptions for the teleservices segment at the time we performed the analyses.

     In October 2004, as part of our annual impairment test based on Statement No. 142, we performed our annual goodwill impairment test. Based upon the results of such test we determined that the estimated fair values of our business segments exceeded their book values as determined by a weighting of comparable company analyses and discounted cash flow models.

     Management cannot provide assurance that additional impairment charges will not be required in the future if the U.S. market research and teleservices businesses do not recover as projected.

3. Goodwill and Other Intangibles (Continued)

     The changes in the carrying value of goodwill are as follows:

	($ thousands)
	U.S.	U.K.
	Market	Market		Social
	Research	Research	Teleservices	Research	Other	Consolidated
Balance at December 31, 2002	$8,983	$2,556	$15,530	$21,188	$320	$48,577
Reclassification between reporting entities	(593)	—	—	593	—	—
Impairment Charges	(6,000)	—	(10,000)	—	(317)	(16,317)
Foreign currency translation	—	280	—	—	(3)	277
Balance at December 31, 2003	$2,390	$2,836	$5,530	$21,781	—	$32,537
Foreign currency translation	—	211	—	—	—	211

Balance at December 31, 2004	$2,390	$3,047	$5,530	$21,781	—	$32,748

Our intangible assets consist of the following:

	December 31,
	2003	2004
	($ thousands)
Intangible assets subject to amortization:
Customer lists	$3,750	$3,800
Non-competition agreements	1,587	1,627
Backlog	1,350	1,350
Other	521	555

	$7,208	$7,332
Accumulated amortization	(6,493)	(6,911)

	$715	$421

     Amortization expense for other intangibles for the years ended December 31, 2002, 2003, and 2004 was $986,000, $538,000 and $312,000 respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

($ thousands)
2005	$172
2006	20
2007	20
2008	20
2009	20

4. Accounts Receivable

     Accounts receivable consists of the following:

	December 31,
	2003	2004
	($ thousands)
Billed Receivables:
U.S. government departments and agencies	$10,711	$12,961
Commercial clients & other	14,179	13,040

	24,890	26,001

Unbilled Receivables:
U.S. government departments and agencies	$10,591	$11,853
Commercial clients & other	5,412	6,133

	16,003	17,986

Accounts receivable, gross	$40,893	$43,987
Less: allowance for doubtful accounts	336	93

Accounts receivable, net	$40,557	$43,894

The unbilled receivables at December 31, 2003 and 2004 included $802,000 and $1.1 million respectively, of retainage under terms of the contracts which can only be invoiced upon completion of federal government indirect cost audits. We do not anticipate the collection of any of the retainage recorded at December 31, 2004 during 2005, but such amounts are classified as current assets in accordance with industry standards. No single client constituted more than 10% of net billed receivables at December 31, 2003. One client in our social research business constituted 14% of net billed receivables for the year ended December 31, 2004.

5. Property and Equipment

     Property and equipment consists of the following:

	December 31,
	2003	2004
	($ thousands)
Leasehold improvements	$4,661	$5,713
Computer equipment and software	15,034	17,375
Furniture, fixtures, and equipment	6,291	6,753
Equipment under capital lease obligations	732	893

	$26,718	$30,734
Less accumulated depreciation and amortization	17,619	20,629

Property and equipment, net	$9,099	$10,105

5. Property and Equipment (Continued)

     Depreciation expense for the years ended December 31, 2002, 2003, and 2004 was $3.5 million, $3.6 million and $3.7 million, respectively.

6. Income Taxes

     For financial reporting purposes, income (loss) before income taxes and cumulative effect of accounting change consists of the following:

	Year Ended December 31,
	2002	2003	2004
		($ thousands)
United States	$(978)	$(11,240)	$3,511
Foreign	479	133	935

	$(499)	$(11,107)	$4,446

     The provision (benefit) for income taxes, excluding amounts related to cumulative effect of accounting change, consists of the following:

	Year Ended December 31,
	2002	2003	2004
		($ thousands)
Current:
Federal	$1,256	$781	$(965)
State	821	1,126	897
Foreign	218	344	268

Total current	$2,295	$2,251	$200

Deferred:
Federal	$(238)	$(5,170)	$1,744
State	23	837	40
Foreign	42	(83)	36

Total deferred	$(173)	$(4,416)	$1,820

	$2,122	$(2,165)	$2,020

6. Income Taxes (Continued)

     The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes and cumulative effect of accounting change is as follows:

	Year Ended December 31,
	2002	2003	2004
		($ thousands)
Statutory rate applied to pre-tax income (loss)	$(170)	$(3,776)	$1,512
Add (deduct):
State income taxes, net of federal benefit	254	1,296	605
Foreign rate differential	93	135	(36)
Foreign operating losses for which a benefit has not been recorded	34	80	22
Effect of impairment and non-deductible goodwill amortization	2,019	126	—
Effect of other non-deductible expenses	73	50	139
Tax credits	(165)	(122)	(86)
Other	(16)	46	(136)

	$2,122	$(2,165)	$2,020

6. Income Taxes (Continued)

     Our deferred tax liabilities and assets consist of the following temporary differences:

	December 31,
	2003	2004
	($ thousands)
Deferred tax liabilities:
Fixed assets	$(260)	$(910)
Other	(387)	(856)

Total deferred tax liabilities	(647)	(1,766)
Deferred tax assets:
Reserve for doubtful accounts	98	19
Intangibles	5,132	4,344
Compensation	1,155	1,079
Accrued expenses	324	377
Valuation allowance	(2,178)	(2,726)
Other	1,464	2,201

Total deferred tax assets	5,995	5,294

Net deferred tax assets	$5,348	$3,528

     At December 31, 2003 and 2004, we have net current deferred tax assets in the amount of $931,000 and $280,000, respectively, which are reported in the balance sheet in prepaid and other current assets. Income taxes paid in the U.S. in 2002, 2003, and 2004 are $1.8 million, $1.1 million, and $1.9 million, respectively. Income taxes paid in the U.K. in 2002, 2003, and 2004 are $417,000, $198,000, and $217,000, respectively.

     At December 31, 2003 and 2004 we recorded a net valuation allowance of $2.2 million and $2.7 million respectively against state deferred tax assets related to certain subsidiaries since the realization of these future state tax benefits is not deemed to be more likely than not.

     The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act provides for a special one time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined by the Act) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. At December 31, 2004, unremitted earnings of foreign subsidiaries that could qualify for this special one time tax deduction of 85 percent were approximately $384,000. Since at this time it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. If, upon further evaluation of this provision, we conclude that we will repatriate these unremitted foreign earnings, the deferred tax expense recognized would be approximately $20,000.

     At December 31, 2004, the company had approximately $34 million of state net operating losses available to offset the future taxable income of certain subsidiaries. If not used, these net operating losses will expire in varying amounts beginning in 2005 through 2024.

7. Debt

     Debt consists of the following:

	December 31,
	2003	2004
	($ thousands)
Working capital facilities	$16,924	$22,270
Notes payable – senior notes	13,500	8,500
Note payable – subordinated debentures	14,498	11,516

Total debt	44,922	42,286
Less current maturities	3,000	2,000

Long-term portion	$41,922	$40,286

     In February 2003, we completed an amendment to our then existing senior credit facility (the “Senior Facility”), which reduced the amount available under the revolving credit from $19.0 million to $16.5 million and amended certain future covenants to be less restrictive (the “February 2003 Amendment”). Additionally, the February 2003 Amendment provided for an increase in the interest rate by 50 basis points to LIBOR plus 375 basis points or the financial institution’s designated base rate plus 250 basis points. We incurred an amendment fee of $180,000 for the February 2003 Amendment.

     We were required to maintain certain financial covenants under the Senior Facility, such as minimum earnings, debt-to-earnings, interest coverage and other financial ratios. For the measuring period ended June 30, 2003, we were not in compliance with two of the existing covenants; such non-compliance was waived by the lenders in July 2003. In conjunction with the waiver, we also amended certain covenants for the measuring period ended September 30, 2003 to be less restrictive (the “July 2003 Amendment”). We were in compliance with all covenant requirements for the measuring period ended September 30, 2003. Total costs incurred for the July 2003 Amendment were $495,000 and were being amortized over the remaining term of the facility.

     During the third quarter of 2003, it came to our attention and our lenders that we had failed to make a payment under an excess cash flow provision of our Senior Facility in the amount of $1.7 million. We entered into a Forbearance Agreement with our lenders pursuant to which the lenders agreed to allow us to make such payment in four equal monthly installments beginning December 31, 2003, and we agreed to an increase of 2% in the interest rate applicable to our senior credit facility and a forbearance fee of $79,000. We also agreed to meet certain deadlines relating to the expected refinancing of our credit facilities which included the requirement to deliver a written commitment from a new senior credit facility lender no later than December 17, 2003. We were not able to deliver such written commitment on the specified date. As a result of the non-delivery of the written commitment, the senior lenders did not approve and we did not make an interest payment to our subordinated lenders in the amount of $474,000 which was originally due on December 1, 2003.

     On December 30, 2003, we completed another amendment to our Senior Facility (the “December 2003 Amendment”) in which Heller Financial Inc., a wholly owned subsidiary of General Electric Capital Corporation, purchased the remaining interests from other participating lenders and assumed the entire Senior Facility. The December 2003 Amendment provided for the increase in the amount available under

7. Debt (Continued)

the revolving credit from $16.5 million to $19.5 million and extended the maturity for both the revolving credit and the term notes to March 31, 2005. Additionally, the December 2003 Amendment provided for an increase in the interest rate to LIBOR plus 700 basis points or the financial institution’s designated base rate plus 500 basis points for the revolving credit and 9% for the term notes for which the outstanding balance as of December 31, 2003 was $13.5 million. The December 2003 Amendment also permitted the payment of interest in the amount of $474,000 due to our subordinated lenders and waived the existing defaults and required excess cash flow payments discussed in the previous paragraphs. We made such interest payment to our subordinated lenders upon completion of the December 2003 Amendment.

     In conjunction with the December 2003 Amendment, we incurred an amendment fee of $1.0 million which was recorded in other long-term assets in our consolidated balance sheet and, together with the previously unamortized loan fees of $520,000 was being amortized over the remaining term of the facility.

     In March 2004, we further amended a future financial covenant under our Senior Facility and subordinated debentures to be less restrictive. We incurred an amendment fee of $75,000.

     In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either the financial institution’s designated base rate (5.25% at December 31, 2004) plus 100 basis points or LIBOR (3-month LIBOR was 2.56% at December 31, 2004) plus 300 basis points. As of December 31, 2004, we had approximately $12.7 million of additional credit available under the Senior Revolving Facility.

     In May 2004, we also issued $10.0 million of secured subordinated notes (the “Secured Subordinated Notes”) and $12.0 million of unsecured subordinated notes (the “Unsecured Subordinated Notes”) to Allied Capital Corporation (“Allied Capital”). We used the proceeds of the borrowings under the Senior Revolving Facility, the Secured Subordinated Notes and the Unsecured Subordinated Notes to repay all debt outstanding at May 4, 2004. At December 31, 2004, the Secured Subordinated Notes carried an interest rate of 10.0%, required principal payments of $500,000 per quarter, and were set to mature in November 2007. At December 31, 2004, the Unsecured Subordinated Notes carried a fixed interest rate of 15.5%; 13.0% payable quarterly in cash, and 2.5%, payable, in cash or deferred and included in the outstanding principal balance until maturity in May 2009. In exchange for consideration received in connection with this debt, we extended the term of existing warrants held by Allied Capital and Allied Investment Corporation (together, “Allied”) from May 2007 to the later of May 2009 or the third anniversary of the repayment date. These warrants were issued in 1999 to Allied and are for the purchase of 437,029 shares of our common stock at an exercise price of $5.422 per share. The extension of these warrants is valued at $616,000 and will be accreted through interest expense over the life of the Unsecured Subordinated Notes. Effective March 15, 2005, we used the proceeds from the Term Loan, together with proceeds from a drawdown of the Senior Revolving Facility, to pay off the outstanding balance under the Secured Subordinated Notes and the Unsecured Subordinated Notes.

7. Debt (Continued)

      We are required to maintain certain financial covenants under our credit facilities. At December 31, 2004, we were in compliance with all of our financial covenants. We expect to be in compliance with all of our financial covenants throughout 2005.

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

     Aggregate maturities of debt for the years ending December 31 are as follows:

($ thousands)
2005	$1,500
2006	2,000
2007	27,270
2008	—
2009	12,077
Thereafter	—

     We paid interest of $4.0 million, $4.5 million and $5.0 million for the years ended December 31, 2002, 2003, and 2004, respectively. Interest expense for 2004 included the write-off of unamortized loan fees of approximately $2.5 million due to the refinancing of the credit facilities. See note 18 regarding our new secured term loan.

8. Leases

     Future minimum payments required under capital and operating leases that have non-cancelable lease terms in excess of one year are as follows:

	Capital	Operating
	Leases	Leases
	($ thousands)
2005	$225	$11,066
2006	154	10,192
2007	135	6,539
2008	73	5,967
2009	—	4,451
Thereafter	—	9,509

Total minimum lease payments	587	$47,724

Less amounts representing interest	65

Capitalized lease payments	$522

     At December 31, 2004, the current and long-term capital lease obligations of $194,000 and $328,000 were recorded in the balance sheet in other current and long-term liabilities, respectively. Rent expense under operating leases was $8.4 million, $8.7 million and $9.6 million for the years ended December 31, 2002, 2003 and 2004, respectively. Real estate taxes, insurance and maintenance expenses generally are obligations of our company and, accordingly, are not included as part of rental payments. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on similar properties.

9. Redeemable Equity

     On July 19, 2001, guidance was issued in EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities”, which requires securities with redemption features, including those that become exercisable only upon a change-in-control, be classified outside of permanent equity. As described in the paragraphs below, certain of our equity instruments purchased by LLR Equity Partners, L.P. and LLR Partners Parallel, L.P. (together, the “LLR Partnerships”) on September 1, 2000 contain such change-in-control redemption rights.

     Pursuant to the terms of a September 1, 2000 Purchase Agreement, we sold and the LLR Partnerships purchased in a private placement (1) 1,176,458 shares of the our Common Stock, (2) 10 shares of the Series B Preferred Stock, and (3) warrants to purchase 740,500 shares of our Common Stock at an exercise price of $12.00 per share, for aggregate gross proceeds of $10.0 million. The warrants are exercisable from the date of issuance and expire in 2010. If we sell shares of Common Stock in the future at a per share price below $8.50, the exercise price of the warrants would be proportionately reduced and certain contingent warrants issued to the LLR Partnerships at an exercise price of $.01 per share become exercisable.

9. Redeemable Equity (Continued)

     The holders of Series B Preferred Stock are entitled to nominate and elect two directors to our board of directors. The holders of the Series B Preferred Stock are not entitled to receive dividends. In the event of liquidation, each share of the Series B Preferred Stock is entitled to a liquidation preference of $10.00 per share. We may redeem the outstanding shares of Series B Preferred Stock at any time the LLR Partnership’s shareholdings fall below 10% of our outstanding common shares, at a per share amount equal to the greater of the fair market value or the liquidation preference.

     At any time after the fifth anniversary of the closing, the LLR Partnerships may exchange each share of Common Stock for one-half of a share of our Series C Preferred Stock. After conversion, the holders of Series C Preferred Stock are entitled to receive cumulative quarterly cash dividends at an annual rate of $2.04 per share. In the event of liquidation, each share of the Series C Preferred Stock is entitled to a liquidation preference of $17.00 per share plus all accrued and unpaid dividends. Each share of Series C Preferred Stock is convertible at all times into two shares of Common Stock. The holders of Series C Preferred Stock are entitled to vote on all matters before the common holders, as a single class with the Common Stock, on an as if converted basis. Additionally, holders of Series C Preferred Stock as a class, may also nominate and elect two additional directors to our board of directors, subject to the maintenance by the LLR Partnerships of certain specified ownership percentages.

     In the event of (i) the sale of substantially all of the assets of the Company, (ii) any consolidation or merger of the Company into another corporation or entity in which the stockholders of the Company immediately prior to such transaction hold less than 50% of the Company’s voting power immediately after such transaction, or (iii) any transactions in which in excess of 50% of the Company’s voting power is transferred to one or more affiliated persons, the holders of the Series B Preferred Stock and the Series C Preferred Stock may require us to redeem such securities at their liquidation preferences of $10.00 and $17.00 per share, respectively. Because such redemption features are not solely within the control of the Company, the Series B Preferred Stock and the 1,176,458 shares of Common Stock held by LLR (which may be exchanged into shares of Series C Preferred Stock), have been presented outside of stockholders’ equity in our consolidated balance sheets. The 1,176,458 shares of Common Stock held by the LLR Partnerships are carried at their aggregate fair value at issuance of $8.9 million, and no changes will be made to such carrying value until a change-in-control of the Company is probable. Finally, because the rights to exchange shares of Common Stock into shares of Series C Preferred Stock may not be transferred by the LLR Partnerships to any parties other than affiliates of the LLR Partnerships, these rights will terminate upon any resale or transfer of the 1,176,458 shares of Common Stock held by LLR to an unaffiliated entity. Accordingly, upon the occurrence of any such resale or transfer, we will reclassify a pro-rata portion of the carrying value of such Common Stock into stockholders’ equity.

     We may call, solely at our discretion, the outstanding shares of Series C Preferred Stock at any time at a per share amount equal to the greater of the fair market value or the liquidation preference multiplied by 25% per annum, compounded annually from September 1, 2000, plus any accrued but unpaid dividends per share.

10. Benefit Plans

     We maintain a defined contribution pension and profit sharing plan covering substantially all domestic employees (“the ORC Plan”) except for ORC Macro and SHS which maintained separate profit sharing and 401(k) plans (the “ORC Macro Plans” and the “SHS Plans”). As of December 31, 2004, employees may contribute up to 50% of their annual salary but not to exceed the maximum allowable under the Internal Revenue Code. The respective board of directors may elect to match employees’ contributions or contribute to the profit sharing plan. The ORC Plan assets included 159,625 and 157,500 shares of our common stock as of December 31, 2003 and 2004, respectively. We contributed $421,000, $399,000, and $325,000 to the ORC Plan in 2002, 2003, and 2004, respectively. Under the ORC Macro Plans, we contributed $1.9 million, $1.9 million, and $2.1 million in 2002, 2003 and 2004, respectively. Under the SHS Plans, we contributed $377,000, $446,000, and $460,000 in 2002, 2003 and 2004, respectively.

11. Stock Options

     We maintain the 1997 Stock Incentive Plan, which provides for the grant of up to 1,625,000 options to purchase common stock to our directors and key employees. The exercise price of options granted to employees under this plan is at least equal to the fair market value of the stock on the date of grant; stock options are exercisable for seven years. Options granted under this plan are vested equally over a three-year period.

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

     For 2002, 2003 and 2004, all outside directors were granted the “formula number” of 5,000 shares. In addition, each director who chaired a committee was granted options to purchase an additional 5,000 shares of our common stock.

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

11. Stock Options (Continued)

     Stock option transactions were as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding Balance at December 31, 2001	1,081,909	$6.43

2002
Granted	140,578	$5.70
Canceled	(106,015)	5.77
Exercised	(16,500)	5.38

Outstanding Balance at December 31, 2002	1,099,972	6.54

2003
Granted	110,000	$5.29
Canceled	(234,791)	6.31
Exercised	(21,000)	5.58

Outstanding Balance at December 31, 2003	954,181	6.63

2004
Granted	222,500	$6.24
Canceled	(154,665)	6.40
Exercised	(186,334)	6.41

Outstanding Balance at December 31, 2004	835,682	6.63

     The following table presents the dollar ranges of stock option exercise prices relating to outstanding and exercisable stock options at December 31, 2004:

		Outstanding Options		Exercisable Options
		Remaining	Weighted		Weighted
Range of exercise prices	Shares	Life (Years)	Average Price	Shares	Average Price
$0.00 - $5.00	90,000	1.46	$4.71	90,000	$4.71
$5.01 - $6.00	220,702	3.47	5.43	160,702	5.49
$6.01 - $7.00	258,079	5.80	6.24	42,053	6.22
$7.01 - $8.00	46,901	2.75	7.56	46,901	7.56
$8.01 - $9.00	220,000	2.01	8.88	220,000	8.88

	835,682	3.55	$6.63	559,656	$6.92

11. Stock Options (Continued)

     In January 2000, 90,000 non-plan options were issued, with an exercise price equal to the market value of the stock at the date of grant, to a senior executive and were outstanding as of December 31, 2004. All such non-plan options have a vesting period of three years and a life of seven years. All non-plan options are included in the previously presented option table.

     Options exercisable at December 31, 2002, 2003, and 2004 were 837,560, 780,273, and 559,656 respectively. Exercise prices for options outstanding as of December 31, 2004 for the plan ranged from $3.63 to $8.88 per share. The weighted average remaining term of the outstanding options is 3.6 years. As of December 31, 2004, there were 490,101 shares available for grant under the 1997 Stock Incentive Plan.

     We have 1,402,529 and 1,277,529 warrants issued and outstanding with a weighted average exercise price of $8.80 and $9.23 as of December 31, 2003 and 2004. These warrants are immediately exercisable.

     At December 31, 2004, we have reserved an aggregate of 3,611,448 shares of common stock for issuance upon the exercise or conversion of all outstanding securities and the purchase of common stock under various stock purchase plans (see Note 12).

12. Stock Purchase Plans

     In May 2001, our stockholders approved the adoption of the Opinion Research Corporation Employee Stock Purchase Plan (the “Qualified Plan”), the Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants (the “Non-Qualified Plan”), and the ORC Holdings, Ltd. Employee Share Ownership Plan (the “U.K. Plan”). We have reserved, under the Qualified Plan, Non-Qualified Plan and the U.K. Plan, 1,000,000, 400,000 and 200,000 shares, respectively, of our common stock for future issuance. These plans allow eligible employees, non-employee directors, and consultants who meet certain qualifications to purchase our common stock at 85% of the lower of the fair market value at the beginning or end of each offering period. The following table summarizes the number of shares issued under the various plans for the years ended December 31, 2003 and 2004, respectively:

	December 31,
	2003	2004
Qualified Plan	77,230	66,294
Non-Qualified Plan	1,048	34,642
U.K. Plan	3,513	8,047

As of December 31, 2004, approximately 574,340, 264,365, and 169,431 shares remained available for future issuance under the Qualified Plan, Non-Qualified Plan, and the U.K. Plan, respectively.

13. Split-dollar Life Insurance and Officer Loan

     We have entered into an agreement with a trust established in the name of an officer of the Company. Under the agreement, we pay certain premiums on the life insurance policy on the officer, to which the trust is the beneficiary. We have been assigned certain rights to the assets of the trust as collateral for the premium paid on this life insurance policy. The amount paid by us for the premiums on this policy was $46,000 for years ended December 31, 2002 and 2003. The cumulative premiums paid prior to 2004, which totaled $370,000 are recorded in other assets in the accompanying consolidated balance sheets. In the event the policy is terminated, the officer has guaranteed the repayment of the amount due from his trust, and has pledged certain of his personal assets to us to collateralize such guarantee. The amount paid in 2004 of $46,000 was treated as compensation expense by us and as income to the officer.

     Over several years, we made loans to certain executive officers bearing an interest rate of 9.5%. The current corporate policy prohibits the making of loans to any officers or directors. We currently have an outstanding loan made to our Chief Executive Officer, which has been grandfathered. Including accrued interest, the aggregate amount of indebtedness outstanding at December 31, 2003 and 2004 was $156,000. This amount was recorded in other current assets in our consolidated financial statements.

14. Segments

     We identify segments based on our internal reporting to management and our board of directors which reflects our geographic locations and industries in which we operate. We currently have four reportable segments: U.S. market research, U.K. market research, teleservices, and social research. We measure segment profits as operating profit, which is defined as income before interest and other non-operating expenses and income taxes. Information on segments and a reconciliation to the consolidated total, are as follows:

	U.S.	U.K.
	Market	Market	Tele-	Social	Total
($ thousands)	Research	Research	services	Research	Segments	Other	Consolidated

Year Ended December 31, 2002:

Revenues from external customers	$33,008	$18,988	$15,596	$105,464	$173,056	$2,204	$175,260
Depreciation and amortization	1,612	480	806	1,568	4,466	130	4,596
Goodwill impairment charge	5,938	—	—	—	5,938	—	5,938
Operating income (loss)	(9,059)	604	2,408	10,266	4,219	66	4,285
Interest and other non-operating expenses, net							4,784
Loss before income taxes and cumulative effect of accounting change							(499)
Total assets	$19,272	$9,801	$19,427	$52,365	$100,865	$2,880	$103,745
Capital expenditures	$773	$220	$381	$885	$2,259	$75	$2,334

Year Ended December 31, 2003:

Revenues from external customers	$25,788	$20,487	$14,868	$115,591	$176,734	$2,823	$179,557
Depreciation and amortization	1,120	485	683	1,606	3,894	130	4,024
Goodwill impairment charge	6,000	—	10,000	—	16,000	317	16,317
Operating income (loss)	(10,757)	1,167	(7,973)	12,158	(5,405)	(706)	(6,111)
Interest and other non-operating expenses, net							4,996
Loss before income taxes							(11,107)
Total assets	$20,479	$11,641	$10,169	$53,582	$95,871	$1,703	$97,574
Capital expenditures	$212	$370	$1,151	$1,555	$3,288	$72	$3,360

Year Ended December 31, 2004:

Revenues from external customers	$25,969	$22,945	$12,726	$128,238	$189,878	$5,676	$195,554
Depreciation and amortization	876	586	841	1,564	3,867	112	3,979
Operating income (loss)	(3,544)	588	1,097	13,433	11,574	88	11,662
Interest and other non-operating expenses, net	7	—	—	—	—		$7,216
Income before income taxes							4,446
Total assets	$16,065	$12,046	$8,966	$57,954	$95,031	$2,652	$97,683
Capital expenditures	$261	$990	$1,203	$1,831	$4,285	$67	$4,352

     International long-lived assets were $4.9 million in 2002 and 2003 and $5.8 million in 2004. In 2002, 2003 and 2004, revenues from one customer of the social research segment represented $18.7 million, $20.4 million and $24.1 million of our total revenues, respectively. Revenues from the U.S. federal government represented $82.9 million, $95.3 million and $108.8 million of our total revenues in 2002, 2003 and 2004, respectively. Revenues in the “Other” category were generated from our Asia and Mexico operations. As these segments are not significant, results are not presented separately.

15. Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2002	2003	2004
	($ thousands, except per share amounts)
Income (loss) before cumulative effect of accounting change	$(2,621)	$(8,942)	$2,426
Cumulative effect of accounting change	(292)	—	—

Net income (loss)	$(2,913)	$(8,942)	$2,426

Weighted average shares outstanding:
Basic	5,949	6,079	6,254
Effect of dilutive potential common shares	—	—	191

Diluted	5,949	6,079	6,445

Net income (loss) per common share – basic:
Income (loss) before cumulative effect of accounting change	$(.44)	$(1.47)	$0.39
Cumulative effect of accounting change	(.05)	—	—

Net income (loss) per common share – basic	$(.49)	$(1.47)	$0.39

Net income (loss) per common share -diluted:
Income (loss) before cumulative effect of accounting change	$(.44)	$(1.47)	$0.38
Cumulative effect of accounting change	(.05)	—	—

Net income (loss) per common share -diluted	$(.49)	$(1.47)	$0.38

     Options and warrants to purchase 94,328 and 127,867 shares of common stock have not been included in the computation of diluted net income (loss) per share for the years ended December 31, 2002 and 2003, respectively, as their effect would have been anti-dilutive.

16. Selected Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
($ thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2003
Revenues	$43,164	$45,481	$44,867	$46,045
Gross profit	$13,358	$13,535	$13,306	$13,468
Goodwill impairment charge	—	—	—	$(16,317)
Net income (loss)	$733	$920	$711	$(11,306)

Net income (loss) per common share:
Basic	$0.12	$0.15	$0.12	$(1.85)
Diluted	$0.12	$0.15	$0.11	$(1.85)

Weighted average shares outstanding:
Basic	6,043	6,071	6,090	6,109
Diluted	6,068	6,144	6,324	6,109
2004
Revenues	$47,961	$49,400	$48,894	$49,299
Gross profit	$14,243	$14,355	$14,202	$12,611
Net income (loss)	$938	$(237)	$1,001	$724

Net income (loss) per common share:
Basic	$0.15	$(0.04)	$0.16	$0.11
Diluted	$0.15	$(0.04)	$0.15	$0.11

Weighted average shares outstanding:
Basic	6,149	6,242	6,289	6,337
Diluted	6,335	6,242	6,484	6,480

17. Stockholders’ Derivative Lawsuit

     On December 2, 2004, several persons who purport to be stockholders of our company filed a derivative complaint against us and our directors in the Chancery Court of the State of Delaware regarding our contemplated offering of common stock. We have proposed to use a portion of the proceeds of a public offering of our common stock to repurchase all of the interests of the LLR Partnerships in us, other than limited registration rights and shares of our common stock with a value of $2.0 million, which the LLR Partnerships shall retain. The interests of the LLR Partnerships in us that are being repurchased are referred to herein as the “LLR Interests.” The plaintiffs allege, among other things, that the contemplated offering is unfairly dilutive to their holdings of our common stock and that the purchase price we intend to pay for the LLR Interests constitutes a waste of corporate assets. The complaint further alleges that, in approving the offering and the repurchase of the LLR Interests, our directors did not act on our behalf or on behalf of our stockholders but, rather, breached their fiduciary duties of good faith and loyalty to us and our stockholders. Finally, the complaint alleges that Janney Montgomery Scott LLC, an independent valuation firm, materially overvalued the LLR Interests in its opinion to our board of directors that our repurchase of the LLR Interests is fair, from a financial point of view, to our stockholders other than the LLR Partnerships. The plaintiffs seek the following:

•	a declaration that our directors have violated their fiduciary duties;

•	to enjoin the offering and the proposed repurchase of the LLR Interests or, if these transactions are completed, to rescind the transactions, compel the payment of unspecified damages or compel the issuance of new shares to plaintiffs to compensate for their dilution;

•	an accounting from the defendants, jointly and severally, to us, the plaintiffs and our other stockholders for all monetary damages suffered by us by reason of the alleged misconduct;

•	the award of costs and disbursements of their actions, including reasonable attorneys’ and experts’ fees; and

•	such other and further relief as the court may determine is just and proper.

     We believe this suit is without merit and intend to vigorously defend against it. We have moved to dismiss the plaintiffs’ complaint.

18. Subsequent Events

     In March 2005, we entered into a new secured term loan of $15.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Term Loan”). The Term Loan is for a five-year term and is secured by substantially all of our assets. The Term Loan carries an interest rate of LIBOR plus 350 basis points, requires principal payments of $750,000 per quarter and matures in 2010. The proceeds from the Term Loan and a drawdown from the Senior Revolving Facility were used to prepay the Secured Subordinated Notes and the Unsecured Subordinated Notes in the combined amount of $20.5 million. We wrote-off unamortized fees in the amount of $813,000 and incurred prepayment penalties in the amount of $360,000 in connection with this transaction in the first quarter of 2005.

     On March 25, 2005, we entered into an agreement to repurchase the LLR Interests. Consummation of the agreement is contingent upon completion of a proposed public offering of our common stock. This agreement is on substantially the same terms as an earlier agreement that expired on January 31, 2005. The new agreement is attached as Exhibit 10.37 to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

Schedule II - Valuation and Qualifying Account
OPINION RESEARCH CORPORATION AND SUBSIDIARIES
(in thousands)

Rule 12-09. Valuation and Qualifying Accounts

		Additions
	Balance	Charged to	Charged to			Balance
	beginning	costs	other accounts-	Deductions -		at end
Description	of period	and expenses	describe	describe		of period

Year ended December 31, 2002:
Reserves and allowance deducted from asset account:
Allowance for Doubtful Accounts	$284	$211	$—	$147	(1)	$348

Year ended December 31, 2003:
Reserves and allowance deducted from asset account:
Allowance for Doubtful Accounts	$348	$—	$—	$12	(1)	$336

Year ended December 31, 2004:
Reserves and allowance deducted from asset account:
Allowance for Doubtful Accounts	$336	$—	$—	$243	(2)	$93

(1)	Uncollectible accounts written-off.

(2)	Reserve revaluation.

S-1