Form 10-Q
period 2005-03-31
OPINION RESEARCH CORP
filed 2005-05-16
CIK 911673

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005

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
Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value – 6,436,388 shares as of May 2, 2005.

INDEX

Opinion Research Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	March 31,
	2004	2005
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$467	$921
Accounts receivable:
Billed	26,001	25,065
Unbilled services	17,986	18,828

	43,987	43,893
Less: allowance for doubtful accounts	93	65

	43,894	43,828
Prepaid and other current assets	3,672	4,550

Total current assets	48,033	49,299

Property and equipment, net	10,105	10,158
Intangibles, net	421	361
Goodwill	32,748	32,702
Deferred income taxes	3,248	3,264
Other assets	3,128	3,070

	$97,683	$98,854

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$6,254	$6,201
Accrued expenses	9,191	9,215
Deferred revenues	4,344	4,788
Short-term borrowings	2,000	3,000
Other current liabilities	2,823	4,090

Total current liabilities	24,612	27,294

Long-term debt	40,286	38,593
Other liabilities	1,542	1,545

Redeemable Equity:
Preferred stock:
Series B - 10 shares designated, issued and outstanding, liquidation value of $10 per share	—	—
Series C - 588,229 shares designated, none issued or outstanding	—	—
Common stock, 1,176,458 shares issued and outstanding	8,900	8,900

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized:
Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,245,815 shares issued and 5,196,993 outstanding in 2004, and 5,281,710 shares issued and 5,232,888 outstanding in 2005	52	53
Additional paid-in capital	21,426	21,595
Retained earnings	422	580
Treasury stock, at cost, 48,822 shares in 2004 and 2005	(261)	(261)
Accumulated other comprehensive income	704	555

Total stockholders’ equity	22,343	22,522

	$97,683	$98,854

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
Revenues	$47,961	$48,938
Cost of revenues	33,718	34,841

Gross profit	14,243	14,097

Selling, general and administrative expenses	9,898	10,645
Depreciation and amortization	942	969

Operating income	3,403	2,483

Interest expense	1,607	2,279
Other non-operating (income) expense, net	(8)	(56)

Income before provision for income taxes	1,804	260

Provision for income taxes	866	118

Net income	$938	$142

Net income per common share:
Basic	$0.15	$0.02

Diluted	$0.15	$0.02

Weighted average common shares outstanding:
Basic	6,148,927	6,404,723
Diluted	6,334,952	6,605,578

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
Cash flows from operating activities:
Net income	$938	$142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	942	969
Non-cash interest expense	455	931
Loss on disposal of fixed assets	—	1
Change in:
Accounts receivable	(1,514)	(11)
Other assets	(687)	(1,225)
Accounts payable and accrued expenses	(756)	(18)
Deferred revenues	927	469
Other liabilities	(151)	1,341

Net cash provided by operating activities	154	2,599

Cash flows from investing activities:
Capital expenditures	(300)	(997)

Net cash used in investing activities	(300)	(997)

Cash flows from financing activities:
Borrowings under line-of-credit agreements	6,158	43,080
Repayments under line-of-credit agreements	(7,117)	(38,758)
Proceeds from issuance of notes payable	—	15,000
Repayments of notes payable	(750)	(20,577)
Payments of loan origination and amendment fees	(75)	—
Repayments under capital lease arrangements	(24)	(60)
Proceeds from the issuance of capital stock and exercise of options	184	170

Net cash used in financing activities	(1,624)	(1,145)

Effect of exchange rate changes on cash and cash equivalents	66	(3)

(Decrease) increase in cash and cash equivalents	(1,704)	454
Cash and cash equivalents at beginning of period	2,766	467

Cash and cash equivalents at end of period	$1,062	$921

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$52	$—

See notes to financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited)

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. For further information, reference should be made to the consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2004. For purposes of this report, “Opinion Research”, the “Company”, “we”, “our”, “us” or similar references means Opinion Research Corporation and its consolidated subsidiaries unless the context requires otherwise.

     In the statement of cash flows for the period ended March 31, 2004, certain amounts in unbilled services have been reclassified to deferred revenues in the net cash provided by operating activities section to conform with the current year’s presentation.

NOTE B — CREDIT FACILITIES

     In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizen’s Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either bank’s designated base rate (5.75% at March 31, 2005) plus 100 basis points or LIBOR (3-month LIBOR was 3.12% at March 31, 2005) plus 300 basis points. As of March 31, 2005, there was approximately $8.4 million of additional credit available under the Senior Revolving Facility.

     In May 2004, we also issued $10.0 million of secured subordinated notes (the “Secured Subordinated Notes”) and $12.0 million of unsecured subordinated notes (the “Unsecured Subordinated Notes”) to Allied Capital Corporation. The Secured Subordinated Notes carried an interest rate of 10% and were to mature in November 2007. The Secured Subordinated Notes required principal payments of $500,000 per quarter commencing July 1, 2004, with an unamortized balance of $3.0 million due at the end of the term. The Unsecured Subordinated Notes were to mature in May 2009 and carried a fixed interest rate of 15.5%; 13% payable quarterly in cash, and 2.5% payable in cash or deferred and included in the outstanding principal balance until maturity. In exchange for consideration received in connection with this debt, we extended the term of existing warrants held by Allied Capital Corporation and Allied Investment Corporation (together, “Allied”) from May 2007 to the later of May 2009 or the third anniversary of the repayment date. These warrants were issued in 1999 to Allied and are for the purchase of 437,029 shares of our common stock at an exercise price of $5.422 per share. The extension of these warrants was valued at $616,000 and was accreted through interest expense over the life of the Unsecured Subordinated Notes.

     We are required to maintain certain financial covenants under our credit facilities, such as minimum earnings, debt-to-earnings, interest coverage, and other financial ratios. For the measuring period ended March 31, 2005, we were in compliance with all of the financial covenants. In addition, covenants under our credit facilities limit or prohibit our ability to incur additional debt, prepay specified types of indebtedness, pay dividends, make investments, sell assets, or engage in mergers and acquisitions.

     All debt outstanding as of May 4, 2004 was repaid with proceeds from the above borrowings. In conjunction with the new credit facilities, we incurred additional costs of approximately $1.4 million which are included in other long term assets in our consolidated financial statements and are being amortized over the remaining terms of the facilities. Due to the refinancing of the credit facilities, we also wrote off the unamortized loan fees of approximately $2.5 million as interest expense, which included payments of $345,000 made in 2004, related to the retired debt in the second quarter of 2004.

     In March 2005, we entered into a new secured term loan of $15.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Term Loan”). The Term Loan is for a five year term and is secured by substantially all of our assets. The Term Loan carries an interest rate of LIBOR plus 350 basis points, requires principal payments of $750,000 per quarter and matures in 2010. The proceeds from the Term Loan and a drawdown from the Senior Revolving Facility were used to prepay the Secured Subordinated Notes and the Unsecured Subordinated Notes in the combined amount of $20.5 million. We wrote-off unamortized fees in the amount of $813,000 and incurred prepayment penalties in the amount of $362,000 in connection with this transaction in the first quarter of 2005.

NOTE C — EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months
	Ended March 31,
($ thousands, except per share amounts)	2004	2005
Numerator:
Net income	$938	$142

Numerator for basic and diluted earnings per share	$938	$142

Denominator:
Denominator for basic earnings per share
Weighted-average shares	6,149	6,405
Effect of dilutive stock options	186	201

Denominator for diluted earnings per share
Adjusted weighted-average shares	6,335	6,606

Net income per common share:
Basic	$0.15	$0.02

Diluted	$0.15	$0.02

     At March 31, 2004, there were 544,978 options and 740,500 warrants outstanding to purchase our common shares that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of our common shares.

     At March 31, 2005, there were 266,900 options and 740,500 warrants outstanding to purchase our common shares that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of our common shares.

NOTE D — STOCK-BASED COMPENSATION

     Employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. We have adopted the disclosure-only provisions of Statement 123, Stock-Based Compensation and Statement 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which was released in December 2002 as an amendment of Statement 123.

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), Share-Based Payment (“Statement No. 123(R)”). Statement No. 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. Statement No. 123(R) does not change the accounting for stock ownership plans, which is subject to American Institute of Certified Public Accountants SOP 93-6, Employer’s Accounting for Employee Stock Ownership Plans. Statement No. 123(R) supersedes APB 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use APB 25’s intrinsic value method of accounting, which we currently use.

     Statement No. 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement No. 123(R). The second method is the modified retrospective application, which requires that we restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of Statement No. 123(R). We are currently determining which transition method we will adopt and are evaluating the impact Statement No. 123(R) will have on our financial position, results of operations, earnings per share and cash flows when Statement No. 123(R) is adopted. On April 14, 2005, the SEC issued Release 2005-57 which allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as disclosed in the original Statement No. 123(R) release in December 2004.

     The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards:

	Three Months
	Ended March 31,
($ thousands, except per share amounts)	2004	2005
Net income – as reported	$938	$142
Add: stock-based employee compensation expense included in reported net income net of related tax effects	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(64)	(64)

Net income – pro forma	$874	$78

Basic earnings per share – as reported	$0.15	$0.02
Basic earnings per share – pro forma	$0.14	$0.01

Diluted earnings per share — as reported	$0.15	$0.02
Diluted earnings per share — pro forma	$0.14	$0.01

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2005
Expected dividend yield	0%	0%
Expected stock price volatility	53.0%	45.1%
Risk-free interest rate	3.61%	4.00%
Expected life of options	7 years	7 years

     The number of options granted during the three months ended March 31, 2004 and 2005 were 222,500 and 50,000, respectively. The weighted average fair value of options granted during the three months ended March 31, 2004 and 2005 was $3.59 and $3.44 per share, respectively.

NOTE E — GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying value of goodwill as of March 31, 2005 are as follows:

	($ thousands)
	U.S.
	Market	U.K. Market		Social
	Research	Research	Teleservices	Research	Other	Consolidated

Balance at January 1, 2005	$2,390	$3,047	$5,530	$21,781	$—	$32,748
Foreign currency translation	—	(46)	—	—	—	(46)
—
Balance at March 31, 2005	$2,390	$3,001	$5,530	$21,781	$—	$32,702

     The components of intangible assets are as follows:

	($ thousands)
	December 31,	March 31,
	2004	2005
Intangible assets subject to amortization:
Customer lists	$3,800	$3,791
Non-competition agreements	1,627	1,619
Backlog	1,350	1,350
Other	555	548

	7,332	7,308
Accumulated amortization	(6,911)	(6,947)

	$421	$361

     Amortization of intangible assets for the three months ended March 31, 2004 and 2005 was $124,000 and $55,000, respectively. The estimated aggregate amortization expense for the remainder of 2005 and each of the five succeeding years is as follows:

($ thousands)
2005	$117
2006	19
2007	19
2008	19
2009	19

NOTE F — COMPREHENSIVE INCOME

     The components of comprehensive income (loss) for the three months ended March 31, 2004 and 2005, were:

	Three Months
	Ended March 31,
	2004	2005
	( $ thousands)
Net income	$938	$142
Other comprehensive income (loss):
Foreign currency translation adjustment	248	(149)

Comprehensive income (loss)	$1,186	$(7)

NOTE G — SEGMENTS

     We identify segments based on our internal reporting to management and our board of directors which reflects our geographic locations and industries in which we operate. We currently have four reportable segments: U.S. market research, U.K. market research, teleservices, and social research. We measure segment profits as operating profit, which is defined as income before interest and other non-operating expenses and income taxes. The U.S. market research segment includes unallocated corporate headquarters’ expense. Information on segments and a reconciliation to the consolidated total, are as follows:

	U.S.	U.K.
	Market	Market		Social	Total
($ thousands)	Research	Research	Teleservices	Research	Segments	Other	Consolidated

Three months ended March 31, 2004:
Revenues from external customers	$6,315	$5,920	$3,608	$30,933	$46,776	$1,185	$47,961
Operating income (loss)	(516)	213	390	3,339	3,426	(23)	3,403
Interest and other non-operating expenses, net	—	—	—	—	—	—	1,599
Income before provision for income taxes	—	—	—	—	—	—	1,804

Three months ended March 31, 2005:
Revenues from external customers	$6,504	$5,437	$2,079	$33,858	$47,878	$1,060	$48,938
Operating income (loss)	(566)	(28)	(393)	3,641	2,654	(171)	2,483
Interest and other non-operating expenses, net	—	—	—	—	—	—	2,223
Income before provision for income taxes	—	—	—	—	—	—	260

NOTE H – STOCKHOLDERS’ DERIVATIVE LAWSUIT

     On December 2, 2004, several persons who purport to be stockholders of our company filed a derivative complaint against us and our directors in the Chancery Court of the State of Delaware regarding an offering of common stock. We proposed to use a portion of the proceeds of a public offering of our common stock to repurchase interests in our company held by LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (the “LLR Partnerships”), other than limited registration rights and shares of our common stock with a value of $2.0 million, which the LLR Partnerships shall retain. The interests of the LLR Partnerships in us that we intend to repurchase are referred to herein as the “LLR Interests.” The plaintiffs allege, among other things, that the offering is unfairly dilutive to their holdings of our common stock and that the purchase price we intend to pay for the LLR Interests constitutes a waste of corporate assets. The complaint further alleges that, in approving the offering and the repurchase of the LLR Interests, our directors did not act on our behalf or on behalf of our stockholders but, rather, breached their fiduciary duties of good faith and loyalty to us and our stockholders. Finally, the complaint alleges that Janney Montgomery Scott LLC, an independent valuation firm, materially overvalued the LLR Interests in its opinion to our board of directors that our repurchase of the LLR Interests is fair, from a financial point of view, to our stockholders other than the LLR Partnerships. The plaintiffs seek the following:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes forward-looking statements. In general, statements other than statements of historical facts contained in this report, including statements regarding revenues, selling, general and administrative expenses, profitability, financial position, business strategy, and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue”, “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including among other things:

•	fluctuations in demand for our services;

•	competition;

•	our dependence on key personnel;

•	government funding of social research projects;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	domestic and global economic, credit and capital market conditions;

•	foreign exchange fluctuations;

•	changes in federal or state tax laws or the administration of these laws;

•	regulatory or judicial proceedings;

•	the outcome of the stockholders’ derivative litigation; and

•	certain other risk factors under the heading “Risk Factors” described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

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

Overview

     We provide research services to governments and commercial clients in North America, Europe and Asia. We collect customer, market, employee and demographic data by utilizing computer-assisted telephone interviews, internet-based data collection techniques, personal interviews, mail questionnaires, and other means. After collecting the data, we analyze, develop and present to our clients cohesive reports which provide insights regarding their programs, operations, products, or services. Our services are designed to help our clients manage and evaluate public policy programs and funding decisions, sell products, and improve their corporate image and competitive position. Our government clients include some of the largest U.S federal agencies including the Substance Abuse and Mental Health Services Administration, the United States Agency for International Development, the Centers for Disease Control and Prevention, and the National Institutes of Health. We have served some of these clients for over 20 years. Our commercial clients include a diverse base of Fortune 500 corporations in the automotive, consumer goods and services, financial services, health care, information technology, retail and trade, and telecommunications industries. We have served the commercial research market since 1938. We also provide telemarketing services for clients in the membership services, financial services, information technology, and entertainment industries.

     We currently have four segments for financial reporting purposes:

•	social research;

•	U.K. market research;

•	U.S. market research; and

•	teleservices.

     Our consolidated revenues increased in the first quarter of 2005 as compared to the first quarter of 2004, reflecting a continuation of earlier trends: strong performance in our social research segment, an improvement in our U.S. market research segment and poor market conditions in our teleservices segment. Although revenues were down for U.K. market research, backlog was up in the quarter.

     Our operating income declined, reflecting reduced revenues in the relatively high margin teleservices segment and an increase in selling, general and administrative expenses, primarily in the social research segment.

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

Cost of revenues: All costs directly attributable to a project are included in cost of revenues. These include the salary, benefits and incentive compensation expense for our professional staff and the hourly wages and benefits of our part-time staff engaged in project work. The cost of our professional staff is relatively fixed over the short-term, and fluctuations in our gross margin may occur due to changes in project margins, the mix of project work that we perform, the level of part-time labor and other variable costs, and the utilization rates of our staff. In addition we include project related telephone expense and out of pocket expenses, including travel, and subcontracted services incurred for project work, in cost of revenues, and the level of these expenditures will impact gross margin.

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

Interest expense: Our results in the first three months of 2005 were impacted by the non-cash write-off of an original issue discount and unamortized loan fees of approximately $547,000 and $266,000, respectively, and by prepayment penalties of approximately $362,000 incurred when we refinanced our debt in March, 2005.

Results of Operations

     The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

	Three Months
	Ended March 31,
	2004	2005
Revenue	100.0%	100.0%
Gross profit	29.7%	28.8%
Selling, general and administrative expenses	20.6%	21.8%
Operating income	7.1%	5.1%
Net income	2.0%	0.3%

First Quarter 2004 Compared to First Quarter 2005

     Consolidated revenues increased $977,000, or 2.0% from $48.0 million in the first quarter of 2004 to $48.9 million in first quarter of 2005. Revenues increased $2.9 million, or 9.5%, in our social research business. Revenues decreased $1.5 million, or 42.4%, in the teleservices business reflecting continued weakness in this market segment. Revenues increased $189,000 or 3.0%, in U.S. market research, and decreased $483,000, or 8.2%, in U.K. market research. In all cases, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services.

     Consolidated cost of revenues increased $1.1 million, or 3.3%, from $33.7 million in 2004 to $34.8 million in 2005. Gross profit as a percentage of revenues declined from 29.7% in 2004 to 28.8% in 2005. This decline reflects the reduced contribution from the relatively high margin teleservices segment. In U.S. market research, cost of revenues increased 1.1% from $4.5 million in 2004 to $4.6 million in 2005 and the gross profit percentage increased from 28.3%

in 2004 to 29.6% in 2005. For U.K. market research, cost of revenues decreased 9.0% from $3.7 million in 2004 to $3.4 million in 2005. Gross profit as a percentage of revenues increased from 37.3% in 2004 to 37.9% in 2005. For social research, cost of revenues increased 9.5% from $22.8 million in 2004 to $24.9 million in 2005 and the gross profit percentage remained constant at 26.3% in 2004 and 2005. In the teleservices business, cost of revenues decreased 42.7% from $1.8 million in 2004 to $1.0 million in 2005 and the gross profit percentage increased from 50.9% in 2004 to 51.1% in 2005.

     Selling, general and administrative (“SG&A”) expenses increased $747,000, or 7.6%, from $9.9 million in 2004 to $10.6 million in 2005. As a percent of revenues, consolidated SG&A expenses increased from 20.6% in 2004 to 21.8% in 2005. For the social research business, SG&A expenses increased from $4.4 million in 2004 to $4.9 million in 2005, and as a percentage of revenue, increased from 14.1% in 2004 to 14.4% in 2005.

     Depreciation and amortization expense remained constant at approximately $1.0 million for both 2004 and 2005.

     Interest expense increased $672,000 or 41.8% from $1.6 million in the first quarter of 2004 to $2.3 million in the first quarter of 2005 primarily due to the write-off of original issue discount and loan fees totaling $813,000 and an incurred prepayment penalty of $362,000 associated with the early pay-off of our old debt facilities in March, 2005, offset in part by lower overall debt balances outstanding in 2005 as compared to 2004.

     Other non-operating (income) expense, net, increased $48,000 from $(8,000) in the first quarter of 2004 to $(56,000) in the first quarter of 2005. The increase was mainly due to a settlement awarded to our Korean operations.

     The provision for income taxes for the first quarter of 2004 and the first quarter of 2005 was $866,000 and $118,000 respectively. The income tax provision in both periods is higher than statutory rates due to the fact that we are not deriving tax benefits from non-U.S. and state losses.

     As a result of the foregoing, net income decreased to $142,000 in the first quarter of 2005 from $938,000 in the first quarter of 2004 mainly due to the aforementioned write-off of original issue discount, loan fees, and an incurred prepayment penalty associated with the early pay-off of our old debt facilities totaling $1.2 million, or $776,000 net of tax benefits.

Liquidity and Capital Resources

Cash Flows

     At March 31, 2005, working capital was $22.0 million. Net cash provided by operating activities for the first three months of 2005 was $2.6 million as compared to $154,000 for the same period in 2004. For the first quarter of 2004, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization, and other non-cash items, totaling $2.3 million and an increase of $927,000 in deferred revenues, offset by increases in accounts receivable of $1.5 million and other assets of $687,000, and decreases in accounts payable and accrued expenses of $756,000 and other liabilities of $151,000. For the first quarter of 2005, the increase was mainly attributable to net income, after adjusting for depreciation and amortization, and other non-cash items, totaling $2.0 million, an increase in deferred revenues and other liabilities of $1.8 million offset by an increase in other assets of $1.2 million.

     Investing activities for the first three months of 2005 consisted of capital expenditures totaling $997,000 as compared to $300,000 for the same period in 2004. The majority of the spending on capital items was for the ongoing maintenance and replacement of technology.

     Financing activities for the first three months of 2004 included a net decrease in borrowings totaling $1.7 million, offset in part by the proceeds from the sale of the our common stock under our various stock purchase plans and the exercises of stock options totaling $184,000. Financing activities for the first three months of 2005 included a net decrease in borrowings of $1.3 million, offset in part by the proceeds from the sale of our common stock under our various stock purchase plans and the exercises of stock options totaling $170,000.

Credit Facilities

     In May 2004, we entered into a new secured revolving credit facility of $35.0 million with Citizen’s Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either bank’s designated base rate (5.75% at March 31, 2005) plus 100 basis points or LIBOR (3-month LIBOR was 3.12% at March 31, 2005) plus 300 basis points. As of March 31, 2005, there was approximately $8.4 million of additional credit available under the Senior Revolving Facility.

     In May 2004, we also issued $10.0 million of secured subordinated notes (the “Secured Subordinated Notes”) and $12.0 million of unsecured subordinated notes (the “Unsecured Subordinated Notes”) to Allied Capital Corporation. The Secured Subordinated Notes carried an interest rate of 10% and were to mature in November 2007. The Secured Subordinated Notes required principal payments of $500,000 per quarter commencing July 1, 2004, with an unamortized balance of $3.0 million due at the end of the term. The Unsecured Subordinated Notes were to mature in May 2009 and carried a fixed interest rate of 15.5%; 13% payable quarterly in cash, and 2.5% payable in cash or deferred and included in the outstanding principal balance until maturity. In exchange for consideration received in connection with this debt, we extended the term of existing warrants held by Allied Capital Corporation and Allied Investment Corporation (together, “Allied”) from May 2007 to the later of May 2009 or the third anniversary of the repayment date. These warrants were issued in 1999 to Allied and are for the purchase of 437,029 shares of our common stock at an exercise price of $5.422 per share. The extension of these warrants was valued at $616,000 and was accreted through interest expense over the life of the Unsecured Subordinated Notes.

     We are required to maintain certain financial covenants under our credit facilities, such as minimum earnings, debt-to-earnings, interest coverage, and other financial ratios. For the measuring period ended March 31, 2005, we were in compliance with all of the financial covenants. In addition, covenants under our credit facilities limit or prohibit our ability to incur additional debt, prepay specified types of indebtedness, pay dividends, make investments, sell assets, or engage in mergers and acquisitions.

     All debt outstanding as of May 4, 2004 was repaid with proceeds from the above borrowings. In conjunction with the new credit facilities, we incurred additional costs of approximately $1.4 million which are included in other long term assets in our consolidated financial statements and are amortized over the remaining terms of the facilities. Due to the refinancing of the credit facilities, we also wrote off the unamortized loan fees of approximately $2.5 million as interest expense, which included payments of $345,000 made in 2004, related to the retired debt in the second quarter of 2004.

     In March 2005, we entered into a new secured term loan of $15.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Term Loan”). The Term Loan is for a five year term and is secured by substantially all of our assets. The Term Loan carries an interest rate of LIBOR plus 350 basis points, requires principal payments of $750,000 per quarter and matures in 2010. The proceeds from the Term Loan and a drawdown from the Senior Revolving Facility were used to prepay the Secured Subordinated Notes and the Unsecured Subordinated Notes in the combined amount of $20.5 million. We wrote-off unamortized fees in the amount of $813,000 and incurred prepayment penalties in the amount of $362,000 in connection with this transaction in the first quarter of 2005.

Capital Expenditures

     We currently have no material capital expenditure commitments, no acquisition related commitments and no off-balance sheet financing arrangements.

     We believe that our current sources of liquidity and capital will be sufficient to fund our long-term obligations and working capital needs until May 2007, at which time our Senior Revolving Facility matures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Except for the completion of refinancing as disclosed in the “Liquidity and Capital Resources” section, there have been no significant changes in market risk since December 31, 2004 that would have a material effect on the Company’s risk exposure as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     It has not been our practice to enter into foreign exchange contracts, but we may use such contracts in the future if we deem them to be an appropriate resource to manage our exposure to movements in foreign currency exchange rates. We do not consider our current foreign exchange exposure, which is primarily related to changes between the U.S. dollar and the U.K. pound, to be material. Although the impact of changes in foreign exchange rates may be significant to our revenues, cost of revenues and operating expenses when considered individually, the net impact on our results of operations has not been significant.

     The following table provides information about the financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates as of March 31, 2005 by expected maturity dates.

	($ thousands)
Interest Rate Sensitivity
Principal Amount by Expected Maturity						There-		Fair Value
Average Interest Rate	2005	2006	2007	2008	2009	After	Total	3/31/05

Liabilities
Long-term debt including current portion:
Variable rate debt:
LIBOR + 3.0%, Prime + 1%	—	—	$26,593	—	—	—	$26,593	$26,593
LIBOR + 3.5%	$2,250	$3,000	$3,000	$3,000	$3,000	$750	$15,000	$15,000

ITEM 4. CONTROLS AND PROCEDURES

     Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report ( the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

     There has not been any change in our internal control over financial reporting during our quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     On December 2, 2004, several persons who purport to be stockholders of our company filed a derivative complaint against us and our directors in the Chancery Court of the State of Delaware regarding an offering of common stock. We proposed to use a portion of the proceeds of a public offering of our common stock to repurchase interests in our company held by LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (the “LLR Partnerships”), other than limited registration rights and shares of our common stock with a value of $2.0 million, which the LLR Partnerships shall retain. The interests of the LLR Partnerships in us that are being repurchased are referred to herein as the “LLR Interests.” The plaintiffs allege, among other things, that the offering is unfairly dilutive to their holdings of our common stock and that the purchase price we intend to pay for the LLR Interests constitutes a waste of corporate assets. The complaint further alleges that, in approving the offering and the repurchase of the LLR Interests, our directors did not act on our behalf or on behalf of our stockholders but, rather, breached their fiduciary duties of good faith and loyalty to us and our stockholders. Finally, the complaint alleges that Janney Montgomery Scott LLC, an independent valuation firm, materially overvalued the LLR Interests in its opinion to our board of directors that our repurchase of the LLR Interests is fair, from a financial point of view, to our stockholders other than the LLR Partnerships. The plaintiffs seek the following:

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

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

10.1	First Modification to Business Loan and Security Agreement and Other Loan Documents dated March 15, 2005 by and among Opinion Research Corporation, Macro International Inc., ORC Protel, LLC, Social and Health Services, Ltd., ORC Holdings, Ltd., O.R.C. International Ltd. and Citizens Bank of Pennsylvania and First Horizon Bank — Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Purchase Agreement dated March 25, 2005 by and among Opinion Research Corporation, LLR Equity Partners L.P. and LLR Equity Partners Parallel, L.P. — Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.3	First Amendment to Purchase Agreement dated May 6, 2005 by and among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. — Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2005.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opinion Research Corporation

(Registrant)

Date: May 16, 2005	/s/ Douglas L. Cox

Douglas L. Cox
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)