Form 10-Q
period 2005-06-30
OPINION RESEARCH CORP
filed 2005-08-11
CIK 911673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from :              to

Commission File Number: 1-14927

OPINION RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-3118960
(State of incorporation)	(I.R.S. Employer Identification No.)

600 College Road East, Suite #4100 Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

609-452-5400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value – 6,461,071 shares as of August 10, 2005.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2004	June 30, 2005
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$467	$1,307
Accounts receivable:
Billed	26,001	32,545
Unbilled services	17,986	18,349

	43,987	50,894
Less: allowance for doubtful accounts	93	54

	43,894	50,840
Prepaid and other current assets	3,672	4,469

Total current assets	48,033	56,616

Property and equipment, net	10,105	10,126
Intangibles, net	421	294
Goodwill	32,748	32,547
Deferred income taxes	3,248	3,271
Other assets	3,128	3,209

	$97,683	$106,063

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,254	$6,136
Accrued expenses	9,191	10,453
Deferred revenues	4,344	4,040
Short-term borrowings	2,000	3,000
Other current liabilities	2,823	6,080

Total current liabilities	24,612	29,709

Long-term debt	40,286	42,429
Other liabilities	1,542	1,520

Redeemable Equity:
Preferred stock:
Series B - 10 shares designated, issued and outstanding, liquidation value of $10 per share	—	—
Series C - 588,229 shares designated, none issued or outstanding	—	—
Common stock, 1,176,458 shares issued and outstanding	8,900	8,900

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized:
Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,245,815 shares issued and 5,196,993 outstanding in 2004, and 5,308,802 shares issued and 5,259,980 outstanding in 2005	52	53
Additional paid-in capital	21,426	21,755
Retained earnings	422	1,905
Treasury stock, at cost, 48,822 shares in 2004 and 2005	(261)	(261)
Accumulated other comprehensive income	704	53

Total stockholders’ equity	22,343	23,505

	$97,683	$106,063

See notes to consolidated financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues	$49,400	$51,782	$97,361	$100,720
Cost of revenues	35,045	36,864	68,763	71,705

Gross profit	14,355	14,918	28,598	29,015

Selling, general and administrative expenses	10,370	10,596	20,268	21,241
Depreciation and amortization	955	1,023	1,897	1,992

Operating income	3,030	3,299	6,433	5,782

Interest expense	3,766	855	5,373	3,134
Other non-operating (income) expenses, net	(293)	7	(301)	(49)

(Loss) income before income tax (benefit) expense	(443)	2,437	1,361	2,697

Income tax (benefit) expense	(206)	1,096	660	1,214

Net (loss) income	$(237)	$1,341	$701	$1,483

Net (loss) income per common share:
Basic	$(0.04)	$0.21	$0.11	$0.23

Diluted	$(0.04)	$0.20	$0.11	$0.22

Weighted average common shares outstanding:
Basic	6,241,703	6,436,411	6,195,315	6,420,655
Diluted	6,241,703	6,682,561	6,410,437	6,644,157

See notes to consolidated financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net income	$701	$1,483
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,897	1,992
Non-cash interest expense	3,062	1,057
Loss on disposal of fixed assets	—	1
Change in:
Accounts receivable	(2,678)	(7,276)
Other assets	(865)	(1,458)
Accounts payable and accrued expenses	(3,100)	1,147
Deferred revenues	573	(205)
Other liabilities	141	3,355

Net cash (used in) provided by operating activities	(269)	96

Cash flows from investing activities:
Capital expenditures	(1,587)	(2,031)

Net cash used in investing activities	(1,587)	(2,031)

Cash flows from financing activities:
Borrowings under line-of-credit agreements	38,433	102,147
Repayments under line-of-credit agreements	(30,488)	(93,240)
Proceeds from issuance of notes payable	22,000	15,000
Repayments of notes payable	(28,500)	(21,327)
Payments of loan origination and amendment fees	(1,850)	—
Repayments under capital lease arrangements	(50)	(117)
Proceeds from the issuance of capital stock and exercise of options	395	330

Net cash (used in) provided by financing activities	(60)	2,794

Effect of exchange rate changes on cash and cash equivalents	136	(19)

(Decrease) increase in cash and cash equivalents	(1,780)	840
Cash and cash equivalents at beginning of period	2,766	467

Cash and cash equivalents at end of period	$986	$1,307

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$52	$—

See notes to consolidated financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. For further information, reference should be made to the consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2004. For purposes of this report, “Opinion Research”, the “Company”, “we”, “our”, “us” or similar references mean Opinion Research Corporation and its consolidated subsidiaries unless the context requires otherwise.

In the statement of cash flows for the period ended June 30, 2004, certain amounts in unbilled services have been reclassified to deferred revenues in the net cash provided by operating activities section to conform with the current period’s presentation.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, Accounting Changes and Error Correction-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

Statement No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

Statement No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. Statement No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. If we encounter any circumstances that require the application of this standard when it becomes effective, we will apply the provisions of this Statement.

NOTE C - CREDIT FACILITIES

In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizen’s Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either bank’s designated base rate (6.25% at June 30, 2005) plus 100 basis points or LIBOR (3-month LIBOR was 3.52% at June 30, 2005) plus 300 basis points. As of June 30, 2005, there was approximately $2.2 million of additional credit available under the Senior Revolving Facility.

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

We are required to maintain certain financial covenants under our credit facilities, such as minimum earnings, debt-to-earnings, interest coverage, and other financial ratios. For the measuring period ended June 30, 2005, we were in compliance with all of the financial covenants. In addition, covenants under our credit facilities limit or prohibit our ability to incur additional debt, prepay specified types of indebtedness, pay dividends, make investments, sell assets, or engage in mergers and acquisitions.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
($ thousands, except per share amounts)	2004	2005	2004	2005
Numerator:
Net (loss) income	$(237)	$1,341	$701	$1,483
Numerator for basic and diluted earnings per share	$(237)	$1,341	$701	$1,483

Denominator:
Denominator for basic earnings per share
Weighted-average shares	6,242	6,436	6,195	6,421
Effect of dilutive stock options	—	247	215	223
Denominator for diluted earnings per share
Adjusted weighted-average shares	6,242	6,683	6,410	6,644

Net (loss) income per common share:
Basic	$(0.04)	$0.21	$0.11	$0.23
Diluted	$(0.04)	$0.20	$0.11	$0.22

For the three and six month periods ended June 30, 2004, there were 276,901 options and 740,500 warrants outstanding to purchase our common shares that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of our common shares.

For the three and six month periods ended June 30, 2005, there were 256,900 options and 740,500 warrants outstanding to purchase our common shares that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of our common shares.

NOTE E - STOCK-BASED COMPENSATION

Employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Stock-Based Compensation and Statement 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which was released in December 2002 as an amendment of Statement 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards:

	Three Months Ended June 30,		Six Months Ended June 30,
($ thousands, except per share amounts)	2004	2005	2004	2005
Net (loss) income – as reported	$(237)	$1,341	$701	$1,483
Add: stock-based employee compensation expense included in reported net income net of related tax effects	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(85)	(58)	(148)	(122)

Net (loss) income – pro forma	$(322)	$1,283	$553	$1,361

Basic earnings per share – as reported	$(0.04)	$0.21	$0.11	$0.23
Basic earnings per share – pro forma	$(0.05)	$0.20	$0.09	$0.21

Diluted earnings per share - as reported	$(0.04)	$0.20	$0.11	$0.22
Diluted earnings per share - pro forma	$(0.05)	$0.19	$0.09	$0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for options granted during the six months ended June 30, 2004 and 2005:

	2004	2005
Expected dividend yield	0%	0%
Expected stock price volatility	53.00%	45.10%
Risk-free interest rate	3.61%	4.00%
Expected life of options	7 years	7 years

There were no options granted during the three months ended June 30, 2004 and 2005. The number of options granted during the six months ended June 30, 2004 and 2005 were 222,500 and 50,000, respectively. The weighted average fair value of options granted during the six months ended June 30, 2004 and 2005 was $3.59 and $3.44 per share, respectively.

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (“Statement No. 123(R)”). Statement No. 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. Statement No. 123(R) does not change the accounting for stock ownership plans, which is subject to the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 93-6, Employer’s Accounting for Employee Stock Ownership Plans. Statement No. 123(R) supersedes APB No. 25, and its related interpretations, and eliminates the alternative to use APB No. 25’s intrinsic value method of accounting, which we currently use.

Statement No. 123(R) requires public companies to adopt Statement 123(R) using the modified prospective application for periods from the adoption date forward. For periods before the required effective date, companies may elect to apply the modified retrospective application method, although not required.

The modified prospective method requires compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date to be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement No. 123(R).

The modified retrospective application method may be applied to either all periods prior to adoption or only to prior interim periods in the year of adoption, thus allowing companies to recognize, in their prior period financial statements, the exact amount of compensation cost that was previously disclosed in their proforma footnote disclosure. However, changes to the amounts originally disclosed in prior periods are precluded.

On April 14, 2005, the SEC issued Release 2005-57 which allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as disclosed in the original Statement No. 123(R) release in December 2004. We currently plan to apply the required modified prospective method upon adoption on January 1, 2006 and we are evaluating the impact Statement No. 123(R) will have on our financial position, results of operations, earnings per share and cash flows when adopted.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill as of June 30, 2005 are as follows:

($ thousands)	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Consolidated
Balance at January 1, 2005	$2,390	$3,047	$5,530	$21,781	$32,748
Foreign currency translation	—	(201)	—	—	(201)

Balance at June 30, 2005	$2,390	$2,846	$5,530	$21,781	$32,547

The components of intangible assets are as follows:

	($ thousands)
	December 31, 2004	June 30, 2005
Intangible assets subject to amortization:
Customer lists	$3,800	$3,762
Non-competition agreements	1,627	1,588
Backlog	1,350	1,350
Other	555	525

	7,332	7,225
Accumulated amortization	(6,911)	(6,931)

	$421	$294

Amortization of intangible assets for the three and six months ended June 30, 2004 and 2005 was $79,000 and $67,000 and $203,000 and $127,000, respectively. The estimated aggregate amortization expense for the remainder of 2005 and each of the five succeeding years is as follows:

($ thousands)
2005	$62
2006	19
2007	19
2008	19
2009	19
2010	19

NOTE G - COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the three and six months ended June 30, 2004 and 2005 were:

	Three Months Ended June 30		Six Months Ended June 30,
	2004	2005	2004	2005
	( $ thousands)		( $ thousands)
Net (loss) income	$(237)	$1,341	$701	$1,483
Other comprehensive loss:
Foreign currency translation adjustment	(514)	(501)	(266)	(651)

Comprehensive (loss) income	$(751)	$840	$435	$832

NOTE H – SUBSEQUENT EVENTS

The Company repurchased interests in the Company held by LLR Equity Partners and one of its affiliates in July 2005. The transaction consisted of the repurchase of 1,176,458 common shares purchased by LLR on September 1, 2000, 740,500 warrants to purchase common shares, rights to convert the common shares into preferred shares with an annual dividend obligation of $1.2 million, anti-dilution rights and warrants, as well as other rights.

The purchase price for this transaction was $20.0 million and was financed with an unsecured subordinated six-year term loan with no interim principal amortization, carrying cash interest of 14% per annum, with The Royal Bank of Scotland. The transaction will result in a third quarter one-time charge to net income available to common shareholders totaling approximately $9.8 million.

The credit facilities with Citizens Bank of Pennsylvania and First Horizon Bank were revised to permit the additional $20.0 million of unsecured subordinated debt.

The Company incurred costs associated with its postponed common stock offering totaling approximately $1.5 million. These costs are carried as deferred registration expenses. The Company may pursue an offering of its common stock in the future, however, should the company not proceed in the third quarter with the completion of the offering, the related costs will be expensed and will reduce net income by approximately $1.0 million.

NOTE I - SEGMENTS

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

($ thousands)	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Total Segments	Other	Consolidated
Three months ended June 30, 2004:
Revenues from external customers	$7,285	$5,138	$3,342	$32,261	$48,026	$1,374	$49,400

Operating (loss) income	(764)	77	300	3,387	3,000	30	3,030
Interest and other non-operating expenses, net	—	—	—	—	—	—	3,473
Loss before for income tax benefit	—	—	—	—	—	—	(443)

Three months ended June 30, 2005:
Revenues from external customers	$6,690	$5,702	$2,405	$36,196	$50,993	$789	$51,782

Operating (loss) income	(139)	102	4	3,711	3,678	(379)	3,299
Interest and other non-operating expenses, net	—	—	—	—	—	—	862
Income before income tax expense	—	—	—	—	—	—	2,437

Six months ended June 30, 2004:
Revenues from external customers	$13,600	$11,058	$6,950	$63,194	$94,802	$2,559	$97,361

Operating (loss) income	(1,280)	290	690	6,726	6,426	7	6,433
Interest and other non-operating expenses, net	—	—	—	—	—	—	5,072
Income before income tax expense	—	—	—	—	—	—	1,361

Six months ended June 30, 2005:
Revenues from external customers	$13,194	$11,139	$4,484	$70,054	$98,871	$1,849	$100,720

Operating (loss) income	(705)	74	(389)	7,352	6,332	(550)	5,782
Interest and other non-operating expenses, net	—	—	—	—	—	—	3,085
Income before income tax expense	—	—	—	—	—	—	2,697

NOTE J – STOCKHOLDERS’ DERIVATIVE LAWSUIT

On December 2, 2004, several persons who purport to be stockholders of our company filed a derivative complaint against us and our directors in the Chancery Court of the State of Delaware regarding an offering of common stock. We previously proposed to use a portion of the proceeds of a public offering of our common stock to repurchase interests in our company held by LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (the “LLR Partnerships”), other than limited registration rights and shares of our common stock with a value of $2.0 million, which the LLR Partnerships would retain. The plaintiffs have alleged, among other things, that the offering would be unfairly dilutive to their holdings of our common stock and that the purchase price we intended to pay for the LLR Interests would constitute a waste of corporate assets. The complaint further alleged that, in approving the offering and the repurchase of the interests held by the LLR partnerships, our directors did not act on our behalf or on behalf of our stockholders but, rather, breached their fiduciary duties of good faith and loyalty to us and our stockholders. Finally, the complaint alleges that Janney Montgomery Scott LLC, an independent valuation firm, materially overvalued the LLR Interests in its opinion to our board of directors that our repurchase of the interests held by the LLR partnerships is fair, from a financial point of view, to our stockholders other than the LLR Partnerships.

In connection with their lawsuit, the plaintiffs seek the following:

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

Since the filing of the plaintiffs’ amended complaint, as reported in Note H in this Form 10-Q we repurchased substantially all of the interests in us held by the LLR partnerships for a cash price of $20.0 million using the proceeds of a subordinated debt financing.

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

Our consolidated revenues increased in the three and six months ended June 30, 2005 as compared to the comparable periods of 2004, reflecting strong performance in our largest segment, social research.

Our operating income increased in the three-month period ended June 30, 2005, as a result of the revenue increase offset by moderate increases in selling, general and administrative expenses. For the six-month period ended June 30, 2005, operating income decreased primarily as a result of reduced revenues in the relatively high margin teleservices segment.

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

Interest expense: Our results in the three and six months ended June 30, 2005 were impacted by lower financing costs on the term loan in comparison to the old debt which was refinanced in March 2005 and the related non-cash write-off of an original issue discount and unamortized loan fees of approximately $547,000 and $266,000 respectively as well as prepayment penalties of approximately $362,000.

Results of Operations

The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	29.1%	28.8%	29.4%	28.8%
Selling, general and administrative expenses	21.0%	20.5%	20.8%	21.1%
Operating income	6.1%	6.4%	6.6%	5.7%
Net (loss) income	(0.5)%	2.6%	0.7%	1.5%

Comparison of the three-month periods ended June 30, 2004 and 2005

Consolidated revenues increased $2.4 million, or 4.8% from $49.4 million in the second quarter of 2004 to $51.8 million in the second quarter of 2005. Revenues increased $3.9 million or 12.2%, in our social research business and $564,000 or 11.0%, in our U.K. market research segment. Revenues decreased $937,000 or 28.0%, in the teleservices business reflecting continued weakness in this market segment. Revenues also decreased $595,000 or 8.2%, in the U.S. market research segment. In all cases, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services.

Consolidated cost of revenues increased $1.8 million, or 5.2%, from $35.0 million in the second quarter of 2004 to $36.9 million in the second quarter of 2005. Gross profit as a percentage of revenues declined from 29.1% in 2004 to 28.8% in 2005. In the social research segment, cost of revenues increased 16.0% from $23.2 million in 2004 to $26.9 million in 2005 while the gross profit percentage decreased from 28.2% in 2004 to 25.8% in 2005 due to increased cost reimbursable projects in 2005. For U.K. market research, cost of revenues increased 13.3% from $3.1 million in 2004 to $3.6 million in 2005. Gross profit as a percentage of revenues decreased from 38.8% in 2004 to 37.5% in 2005. For U.S. Market research, cost of revenues decreased 26.8% from $6.0 million in 2004 to $4.4 million in 2005 and the gross profit percentage increased from 17.4% in 2004 to 34.1% in 2005. In the teleservices business, cost of revenues decreased 27.3% from $1.7 million in 2004 to $1.2 million in 2005 and the gross profit percentage decreased from 50.6% in 2004 to 50.1% in 2005.

Selling, general and administrative (“SG&A”) expenses increased $226,000, or 2.2%, from $10.4 million in 2004 to $10.6 million in 2005. As a percent of revenues, consolidated SG&A expenses decreased from 21.0% in 2004 to 20.5% in 2005. For the U.S. Market research business, SG&A expenses increased from $1.8 million in 2004 to $2.2 million in 2005, and as a percentage of revenues, increased from 24.9% in 2004 to 33.3% in 2005. The U.K. market research business also experienced a slight increase of $49,000 in SG&A expenses with a decrease in SG&A expenses as a percentage of revenues from 34.8% to 32.2%. These increases were offset by decreases in SG&A expenses in the social research business from $5.3 million in 2004 to $5.2 million in 2005 with a decrease as a percentage of revenues from 16.5% in 2004 to 14.4% in 2005. For the teleservices business business, SG&A expenses decreased from $1.2 million in 2004 to $1.0 million in 2005, which as a percentage of revenues, increased from 35.4% in 2004 to 42.4% in 2005.

Depreciation and amortization expense remained constant at approximately $1.0 million for both 2004 and 2005.

Interest expense decreased $2.9 million or 77.3% from $3.8 million in the second quarter of 2004 to $855,000 in the second quarter of 2005 primarily due to the refinancing charges in 2004 of approximately $2.5 million and the first quarter refinancing that reduced our cost of borrowing.

Other non-operating (income) expense, net, decreased $300,000 from income of $(293,000) in the second quarter of 2004 to a loss of $7,000 in the second quarter of 2005. In 2004, the U.K. Market research segment realized a foreign exchange gain of $335,000 from the settlement of a long-term intercompany payable.

The (benefit) provision for income taxes for the second quarter of 2004 and 2005 was $(206,000) and $1.1 million respectively. For the second quarter in 2004, we were in a tax benefit position due to net losses incurred in the related period. The income tax provision in both periods is higher than statutory rates due to the fact that we are not deriving tax benefits from non-U.S. segments and state losses.

As a result of the foregoing, net income increased to $1.3 million in the second quarter of 2005 from a net loss of $237,000 in the second quarter of 2004.

Comparison of the six-month periods ended June 30, 2004 and 2005

Consolidated revenues increased $3.4 million or 3.5% from $97.4 million in 2004 to $100.7 million in 2005. Revenues increased $6.9 million, or 10.9%, in our social research business and $81,000 or 0.7% in our U.K. market research segment. Revenues decreased $2.5 million, or 35.5%, in the teleservices business reflecting continued weakness in this market segment. Revenues also decreased $406,000 or 3.0%, in the U.S. market research segment. In all cases, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services.

Consolidated cost of revenues increased $2.9 million, or 4.3%, from $68.8 million in 2004 to $71.7 million in 2005. Gross profit as a percentage of revenues declined from 29.4% in 2004 to 28.8% in 2005. In the social research segment, cost of revenues increased 12.8% from $46.0 million in 2004 to $51.8 million in 2005 while the gross profit percentage decreased from 27.3% in 2004 to 26.0% in 2005 due to increased cost reimbursable projects in 2005. For U.K. market research, cost of revenues remained relatively constant while the gross profit as a percentage of revenues decreased from 38.0% in 2004 to 37.7% in 2005. For U.S. Market research, cost of revenues decreased 14.8% from $10.5 million in 2004 to $9.0 million in 2005 and the gross profit percentage increased from 22.4% in 2004 to 31.9% in 2005. In the teleservices business, cost of revenues decreased 35.3% from $3.4 million in 2004 to $2.2 million in 2005 and the gross profit percentage decreased from 50.7% in 2004 to 50.6% in 2005.

Selling, general and administrative (“SG&A”) expenses increased $973,000, or 4.8%, from $20.3 million in 2004 to $21.2 million in 2005. As a percent of revenues, consolidated SG&A expenses increased from 20.8% in 2004 to 21.1% in 2005. In the social research business SG&A expenses increased from $9.7 million in 2004 to $10.0 million in 2005 with a decrease as a percentage of revenues from 15.4% in 2004 to 14.4% in 2005. For the U.S. Market research business, SG&A expenses increased from $3.9 million in 2004 to $4.5 million in 2005, and as a percentage of revenues, increased from 28.8% in 2004 to 34.4% in 2005. The U.K. Market research business remained relatively constant with an increase in SG&A expenses as a percentage of revenues from 33.1% to 33.6%. These increases were offset by the decrease in SG&A expenses in the teleservices business from $2.5 million in 2004 to $2.3 million in 2005, which as a percentage of revenues, increased from 35.4% in 2004 to 51.3% in 2005.

Depreciation and amortization expense on a consolidated basis increased by $95,000 from $1.9 million in 2004 to $2.0 million in 2005 and remained constant as a percentage of revenues at 2% for both 2004 and 2005.

Interest expense decreased $2.2 million or 41.7% from $5.4 million in 2004 to $3.1 million in 2005 primarily due to refinancing charges in 2004 of approximately $2.5 million as compared to refinancing charges in 2005 of approximately $1.2 million and the lower cost of borrowing resulting from these refinancings.

Other non-operating (income) expense, net, decreased $252,000 from $(301,000) in 2004 to $(49,000) in 2005. In 2004, the U.K. Market research segment realized a foreign exchange gain of $335,000 from the settlement of a long-term intercompany payable.

The provision for income taxes for the six months ended June 30, 2004 and 2005 was $660,000 and $1.2 million respectively. The income tax provision in both periods is higher than statutory rates due to the fact that we are not deriving tax benefits from non-U.S. segments and state losses.

As a result of the foregoing, net income increased to $1.5 million in 2005 from $701,000 in 2004.

Liquidity and Capital Resources

Cash Flows

At June 30, 2005, working capital was $26.9 million. Net cash provided by operating activities for the six month period ended June 30, 2005 was $96,000 as compared to the net cash used in operating activities of $269,000 for the same period in 2004. For the six month period ended June 30, 2004, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization, and other non-cash items, totaling $5.7 million, offset by increases in accounts receivable of $2.7 million, other assets of $865,000, accounts payable and accrued expenses of $3.1 million and decreases in deferred revenues and other liabilities of $573,000 and $141,000 respectively. For the same period in 2005, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization, and other non-cash items, totaling $4.5 million, offset by increases in accounts receivable, other assets and deferred revenues of $7.3 million, $1.4 million and $205,000 respectively, and increases in accounts payable and accrued expenses of $1.1 million and other liabilities of $3.4 million.

Investing activities for the six month period ended June 30, 2005 consisted of capital expenditures totaling $2.0 million as compared to $1.6 million for the same period in 2004. The majority of the spending on capital items was for the ongoing maintenance and replacement of technology.

Financing activities for the six month period ended June 30, 2004 included a net increase in borrowings of $1.4 million, offset in part by payment of loan amendment fees of $1.8 million and proceeds from the sale of our common stock under our various stock purchase plans and the exercises of stock options totaling $395,000. Financing activities for the six month period ended June 30, 2005 included a net increase in borrowings of $2.6 million, offset in part by the proceeds from the sale of our common stock under our various stock purchase plans and the exercises of stock options totaling $330,000.

Credit Facilities

In May 2004, we entered into a new secured revolving credit facility of $35.0 million with Citizen’s Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either bank’s designated base rate (6.25% at March 31, 2005) plus 100 basis points or LIBOR (3-month LIBOR was 3.52% at March 31, 2005) plus 300 basis points. As of June 30, 2005, there was approximately $2.2 million of additional credit available under the Senior Revolving Facility.

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

We are required to maintain certain financial covenants under our credit facilities, such as minimum earnings, debt-to-earnings, interest coverage, and other financial ratios. For the measuring period ended June 30, 2005, we were in compliance with all of the financial covenants. In addition, covenants under our credit facilities limit or prohibit our ability to incur additional debt, prepay specified types of indebtedness, pay dividends, make investments, sell assets, or engage in mergers and acquisitions.

We repurchased interests in the Company held by LLR Equity Partners and one of its affiliates in July 2005 for a cash purchase price of $20.0 million. The transaction was financed with an unsecured subordinated six-year term loan with no interim principal amortization, carrying cash interest of 14% per annum, with The Royal Bank of Scotland.

The credit facilities with Citizens Bank of Pennsylvania and First Horizon Bank were revised to permit the additional $20.0 million of unsecured subordinated debt.

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

The following table provides information about the financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the expected principal cash flows and related weighted average interest rates as of July 29, 2005 (date of last financing transaction) by expected maturities.

	($ thousands)
Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate	2005	2006	2007	2008	2009	There- After	Total	Fair Value 7/29/05
Liabilities
Long-term debt including current portion:
Variable rate debt:
LIBOR + 3.0%, Prime + 1%	—	—	$31,179	—	—	—	$31,179	$31,179
LIBOR + 3.5%	$1,500	$3,000	$3,000	$3,000	$3,000	$750	$14,250	$14,250
Fixed rate debt – 14.0%	—	—	—	—	—	$19,789	$19,789	$19,789

ITEM 4 CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

There has not been any change in our internal control over financial reporting during our quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On December 2, 2004, several persons who purport to be stockholders of our company filed a derivative complaint against us and our directors in the Chancery Court of the State of Delaware regarding an offering of common stock. We previously proposed to use a portion of the proceeds of a public offering of our common stock to repurchase interests in our company held by LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (the “LLR Partnerships”), other than limited registration rights and shares of our common stock with a value of $2.0 million, which the LLR Partnerships would retain. The plaintiffs have alleged, among other things, that the offering would be unfairly dilutive to their holdings of our common stock and that the purchase price we intended to pay for the LLR Interests would constitute a waste of corporate assets. The complaint further alleged that, in approving the offering and the repurchase of the interests held by the LLR partnerships, our directors did not act on our behalf or on behalf of our stockholders but, rather, breached their fiduciary duties of good faith and loyalty to us and our stockholders. Finally, the complaint alleges that Janney Montgomery Scott LLC, an independent valuation firm, materially overvalued the LLR Interests in its opinion to our board of directors that our repurchase of the interests held by the LLR partnerships is fair, from a financial point of view, to our stockholders other than the LLR Partnerships.

In connection with their lawsuit, the plaintiffs seek the following:

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

Since the filing of the plaintiffs’ amended complaint, as reported in Note H in this Form 10-Q, we repurchased substantially all of the interests in us held by the LLR partnerships for a cash price of $20.0 million using the proceeds of a subordinated debt financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Purchase Agreement dated July 29, 2005 by and among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2005.

10.2	Note Purchase Agreement by and among Opinion Research Corporation, Macro International Inc., ORC Protel, LLC, Social and Health Services, Ltd., ORC Holdings, Ltd., ORC International Ltd. and The Royal Bank Of Scotland - Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2005.

10.3	Second Modification to Business Loan Agreement and Security Agreement dated July 29, 2005 by and among Opinion Research Corporation, Macro International Inc., ORC Protel, LLC, Social and Health Services, Ltd., ORC Holdings, Ltd., ORC International Ltd., Citizens’ Bank and First Horizon Bank - Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2005.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opinion Research Corporation
(Registrant)

Date: August 11, 2005	/s/ Douglas L. Cox
Douglas L. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)