Form 10-Q
period 2005-09-30
OPINION RESEARCH CORP
filed 2005-11-14
CIK 911673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value – 5,360,326 shares as of November 11, 2005.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2004	September 30, 2005
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$467	$1,718
Accounts receivable:
Billed	26,001	24,583
Unbilled services	17,986	17,927

	43,987	42,510
Less: allowance for doubtful accounts	93	53

	43,894	42,457
Prepaid and other current assets	3,672	2,898

Total current assets	48,033	47,073
Property and equipment, net	10,105	10,015
Intangibles, net	421	243
Goodwill	32,748	26,970
Deferred income taxes	3,248	3,285
Other assets	3,128	3,974

	$97,683	$91,560

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,254	$5,207
Accrued expenses	9,191	10,289
Deferred revenues	4,344	3,950
Short-term borrowings	2,000	3,000
Other current liabilities	2,823	3,181

Total current liabilities	24,612	25,627
Long-term debt	40,286	56,927
Other liabilities	1,542	1,584
Redeemable Equity:
Preferred stock:
Series B - 10 shares designated, issued and outstanding, liquidation value of $10 per share for December 31 2004 and none issued or outstanding at September 30, 2005	—	—
Series C - 588,229 shares designated, none issued or outstanding	—	—
Common stock, 1,176,458 shares issued and outstanding for December
31, 2004 and none issued or outstanding at September 30, 2005	8,900	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized:
Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized,
5,245,815 shares issued and 5,196,993 outstanding in 2004, and 5,333,435 shares issued and 5,284,613 outstanding in 2005	52	53
Additional paid-in capital	21,426	20,292
Retained earnings (deficit)	422	(12,653)
Treasury stock, at cost, 48,822 shares in 2004 and 2005	(261)	(261)
Accumulated other comprehensive income (loss)	704	(9)

Total stockholders’ equity	22,343	7,422

	$97,683	$91,560

See notes to consolidated financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2005	2004	2005
Revenues	$48,894	$48,697	$146,255	$149,417
Cost of revenues	34,692	35,505	103,455	107,210

Gross profit	14,202	13,192	42,800	42,207
Selling, general and administrative expenses	10,130	9,912	30,398	31,153
Depreciation and amortization	1,017	1,068	2,914	3,060
Goodwill impairment charge	—	5,530	—	5,530

Operating income (loss)	3,055	(3,318)	9,488	2,464
Interest expense	1,167	1,405	6,540	4,539
Other non-operating (income) expense, net	(85)	1,373	(386)	1,324

Income (loss) before income tax expense (benefit)	1,973	(6,096)	3,334	(3,399)
Income tax expense (benefit)	972	(1,442)	1,632	(228)

Net income (loss)	$1,001	$(4,654)	$1,702	$(3,171)

Repurchased LLR interests	—	(9,904)	—	(9,904)

Net income (loss) available to common shareholders	$1,001	$(14,558)	$1,702	$(13,075)

Net income (loss) per common share:
Basic	$0.16	$(2.58)	$0.27	$(2.12)

Diluted	$0.15	$(2.58)	$0.26	$(2.12)

Weighted average common shares outstanding:
Basic	6,288,649	5,642,665	6,226,654	6,158,475
Diluted	6,483,720	5,642,665	6,435,092	6,158,475

See notes to consolidated financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$1,702	$(3,171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,914	3,060
Goodwill impairment charge	—	5,530
Non-cash interest expense	3,186	1,207
Loss on disposal of fixed assets	—	1
Change in:
Accounts receivable	(2,949)	988
Other assets	(319)	(837)
Accounts payable and accrued expenses	(2,805)	121
Deferred revenues	1,183	(270)
Other liabilities	1,296	548

Net cash provided by operating activities	4,208	7,177

Cash flows from investing activities:
Capital expenditures	(3,256)	(2,963)

Net cash used in investing activities	(3,256)	(2,963)

Cash flows from financing activities:
Borrowings under line-of-credit agreements	51,030	138,462
Repayments under line-of-credit agreements	(46,523)	(134,306)
Proceeds from issuance of notes payable	22,048	35,000
Repayments of notes payable	(29,004)	(22,077)
Payment for repurchased LLR interests	—	(20,414)
Payments of loan origination and amendment fees	(1,850)	—
Repayments under capital lease arrangements	(79)	(145)
Proceeds from the issuance of capital stock and exercise of options	549	477

Net cash used in financing activities	(3,829)	(3,003)

Effect of exchange rate changes on cash and cash equivalents	126	40

(Decrease) increase in cash and cash equivalents	(2,751)	1,251
Cash and cash equivalents at beginning of period	2,766	467

Cash and cash equivalents at end of period	$15	$1,718

Supplemental Disclosures:		`
Cash paid for:
Interest	$4,101	$2,762
Income tax	678	672
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$52	$20

See notes to consolidated financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (herein referred to as “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring deferrals and accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. For further information, reference should be made to the consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2004. For purposes of this report, “Opinion Research,” the “Company,” “we,” “our,” “us” or similar references mean Opinion Research Corporation and its consolidated subsidiaries unless the context requires otherwise.

Certain reclassifications and format changes have been made to prior year amounts to conform to the current period’s presentation. In the statement of cash flows for the period ended September 30, 2004, certain amounts in unbilled services have been reclassified to deferred revenues in the net cash provided by operating activities section. In Note F, Goodwill and Other Intangible Assets, fully amortized intangible asset balances have been adjusted to reflect only unamortized intangible assets.

NOTE B - CREDIT FACILITIES

In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizen’s Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either the bank’s designated base rate (6.75% at September 30, 2005) plus 100 basis points or LIBOR (3-month LIBOR was 4.07% at September 30, 2005) plus 300 basis points. As of September 30, 2005, there was approximately $8.6 million of additional credit available under the Senior Revolving Facility.

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

All debt outstanding as of May 4, 2004 was repaid with proceeds from the above borrowings. In conjunction with the new credit facilities, we incurred additional costs of approximately $1.4 million which are included in other long term assets in our consolidated financial statements and are being amortized over the remaining terms of the facilities. Due to the refinancing of the credit facilities, we also wrote off the unamortized loan fees of approximately $2.5 million as interest expense, which included payments of $345,000 made in 2004, related to the retired debt in the third quarter of 2004.

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

In July 2005, we issued $20.0 million of unsecured subordinated notes to The Royal Bank of Scotland. These notes mature in July 2011, carry cash interest of 14 percent per year and have no interim principal amortization. The proceeds from the issuance of these unsecured subordinated notes were used to finance the repurchase of interests in the Company held by LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (the “LLR Partnerships” or “LLR”). The transaction consisted of the repurchase of 1,176,458 common shares purchased by LLR on September 1, 2000, 740,500 warrants to purchase common shares, rights to convert the common shares into preferred shares with an annual dividend obligation of $1.2 million, anti-dilution rights and warrants, as well as other rights. The transaction resulted in a $9.9 million increase in net loss available to common shareholders.

We are required to maintain certain financial covenants under our credit facilities, such as minimum earnings, debt-to-earnings, interest coverage, and other financial ratios. For the measuring period ended September 30, 2005, we were in compliance with all of our financial covenants. In addition, covenants under our credit facilities limit or prohibit our ability to incur additional debt, prepay specified types of indebtedness, pay dividends, make investments, sell assets, or engage in mergers and acquisitions.

NOTE C - DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

We use derivative financial instruments to mitigate market risk from changes in interest rates. We do not use derivative financial instruments for speculative purposes.

In September 2005, we entered into an interest rate cap with Citizens Bank to hedge our interest rate risk exposure on the Term Loan due to fluctuations in interest rates. The interest rate cap qualified as an accounting hedge under the guidance in FASB Statement No. 133, Derivatives and Hedging Activities, and was designated, on the date the contract was entered into as a hedge of the variability of cash flows to be paid related to a recognized liability (“cash flow” hedge). This interest rate cap is based on a notional amount of $13,500,000 and an interest rate of LIBOR plus 350 basis points. It matures in 2010.

The interest rate cap, set at 4.5%, was purchased at a premium of $106,000, which is being amortized using the effective yield method over the term of the contract. The difference between the interest rate on the debt instrument and the interest rate cap will be recorded in earnings as a reduction in interest expense whenever the interest rate on the term loan rises above the cap. For the three months ended September 30, 2005, there was no impact on earnings.

NOTE D - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands, except per share amounts)	2004	2005	2004	2005
Numerator:
Net income (loss) available to common shareholders	$1,001	$(14,558)	$1,702	$(13,075)
Numerator for basic and diluted earnings per share	$1,001	$(14,558)	$1,702	$(13,075)
Denominator:
Denominator for basic earnings per share
Weighted-average shares	6,289	5,643	6,227	6,158
Effect of dilutive stock options	195	—	208	—
Denominator for diluted earnings per share
Adjusted weighted-average shares	6,484	5,643	6,435	6,158
Net income (loss) per common share:
Basic	$0.16	$(2.58)	$0.27	$(2.12)
Diluted	$0.15	$(2.58)	$0.26	$(2.12)

For the three and nine month periods ended September 30, 2004, there were 276,902 options and 740,500 warrants outstanding to purchase our common shares that were not included in the computation of diluted earnings per share because their because inclusion would have been anti-dilutive.

For the three and nine month periods ended September 30, 2005, there were 256,900 options outstanding to purchase our common shares that were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive. The 740,500 warrants previously held by the LLR Partnerships were repurchased by the Company during the quarter ended September 30, 2005.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock option awards:

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands, except per share amounts)	2004	2005	2004	2005
Net income (loss) available to common shareholders	$1,001	$(14,558)	$1,702	$(13,075)
Add: stock-based employee compensation expense included in reported net income net of related tax effects	—	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(72)	(57)	(221)	(179)

Net income (loss) available to common Shareholders – pro forma	$929	$(14,615)	$1,481	$(13,254)

Basic earnings (loss) per share – as reported	$0.16	$(2.58)	$0.27	$(2.12)
Basic earnings (loss) per share – pro forma	$0.15	$(2.59)	$0.24	$(2.15)
Diluted earnings (loss) per share - as reported	$0.15	$(2.58)	$0.26	$(2.12)
Diluted earnings (loss) per share - pro forma	$0.14	$(2.59)	$0.23	$(2.15)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2004 and 2005:

	2004	2005
Expected dividend yield	0%	0%
Expected stock price volatility	53.00%	45.10%
Risk-free interest rate	3.34%	4.00%
Expected life of options	7 years	7 years

There were no options granted during the three months ended September 30, 2004 and 2005. The number of options granted during the nine months ended September 30, 2004 and 2005 were 222,500 and 50,000, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2004 and 2005 was $3.57 and $3.44 per share, respectively.

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

On April 14, 2005, the Securities and Exchange Commission issued Release 2005-57, which allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after September 15, 2005 as disclosed in the original Statement No. 123(R) release in December 2004. We currently plan to apply the required modified prospective method upon adoption on January 1, 2006. We are evaluating the impact Statement No. 123(R) will have on our financial position, results of operations, earnings per share and cash flows when adopted.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

In September 2005 we evaluated the goodwill in the Teleservices segment to determine if there was any impairment. The evaluation resulted from deterioration in the performance of this segment.

The goodwill impairment test requires us to estimate the fair value of our overall business enterprise at the reporting unit level. We estimated fair value using market comparables, a discounted cash flow analysis, as well as a liquidation valuation approach for the Teleservices segment. The results of these approaches are weighted to determine fair value. Under the market approach, fair value was determined by comparing our reporting units to similar businesses. Under the discounted cash flows method, we utilized projected revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of this reporting unit to its fair value.

The results of the analysis performed indicated that the recorded book value of the Teleservices segment exceeded its estimated fair value, thus resulting in the write-off of the remaining goodwill of $5.5 million in this segment. Management believes that the decline in the fair value of the Teleservices segment is attributable to deterioration in the performance of this segment and client concentration.

The changes in the carrying value of goodwill by segment for the nine months ended September 30, 2005 are as follows:

(in thousands)	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Consolidated
Balance at January 1, 2005	$2,390	$3,047	$5,530	$21,781	$32,748
Impairment charge	—	—	(5,530)	—	(5,530)
Foreign currency translation	—	(248)	—	—	(248)

Balance at September 30, 2005	$2,390	$2,799	$—	$21,781	$26,970

The components of intangible assets are as follows:

	December 31, 2004	September 30, 2005
(in thousands)
Intangible assets subject to amortization:
Non-competition agreements	$995	$594
Other	485	446

	1,480	1,040
Accumulated amortization	(1,059)	(797)

	$421	$243

Amortization of intangible assets for the three and nine months ended September 30, 2004 was $55,000 and $258,000. Amortization of intangible assets for the three and nine months ended September 30, 2005 was $51,000 and $178,000, respectively. The estimated aggregate amortization expense for the remainder of 2005 and each of the five succeeding years is as follows:

(in thousands)
2005	$15
2006	19
2007	19
2008	19
2009	19
2010	19

NOTE G - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2005 were:

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2005	2004	2005
(in thousands)
Net income (loss)	$1,001	$(4,654)	$1,702	$(3,171)
Other comprehensive loss:
Foreign currency translation adjustment	(89)	(63)	(355)	(713)

Comprehensive income (loss)	$912	$(4,717)	$1,347	$(3,884)

NOTE H - SEGMENTS

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

(in thousands)	U.S. Market Research	U.K. Market Research	Teleservices	Social Research	Total Segments	Other	Consolidated
Quarter ended September 30, 2004:
Revenues from external customers	$6,023	$5,623	$3,213	$32,703	$47,562	$1,332	$48,894
Operating (loss) income	(640)	58	236	3,378	3,032	23	3,055
Interest and other non-operating expenses, net							1,082
Income before income tax expense							1,973

Quarter ended September 30, 2005:
Revenues from external customers	$6,072	$6,097	$1,750	$34,064	$47,983	$714	$48,697
Goodwill impairment charge	—	—	(5,530)	—	(5,530)	—	(5,530)
Operating (loss) income	(685)	210	(5,865)	3,302	(3,038)	(280)	(3,318)
Interest and other non-operating expenses, net							2,778
Loss before income tax benefit							(6,096)

Nine months ended September 30, 2004:
Revenues from external customers	$19,623	$16,681	$10,163	$95,897	$142,364	$3,891	$146,255
Operating (loss) income	(1,920)	348	926	10,104	9,458	30	9,488
Interest and other non-operating expenses, net							6,154
Income before income tax expense							3,334

Nine months ended September 30, 2005:
Revenues from external customers	$19,266	$17,236	$6,234	$104,118	$146,854	$2,563	$149,417
Goodwill impairment charge	—	—	(5,530)	—	(5,530)	—	(5,530)
Operating (loss) income	(1,390)	284	(6,254)	10,654	3,294	(830)	2,464
Interest and other non-operating expenses, net							5,863
Loss before income tax benefit							(3,399)

NOTE I – STOCKHOLDERS’ DERIVATIVE LAWSUIT

On December 2, 2004, several persons who purport to be stockholders of our company filed a derivative complaint against us and our directors in the Chancery Court of the State of Delaware regarding an offering of common stock. We previously proposed to use a portion of the proceeds of a public offering of our common stock to repurchase interests in our company held by the LLR Partnerships, other than limited registration rights and shares of our common stock with a value of $2.0 million, which the LLR Partnerships would retain. The plaintiffs alleged, among other things, that an offering would be unfairly dilutive to their holdings of our common stock and that the purchase price we intended to pay for the LLR Interests would constitute a waste of corporate assets. The complaint further alleged that, in approving the offering and the repurchase of the interests held by the LLR partnerships, our directors did not act on our behalf or on behalf of our stockholders but, rather, breached their fiduciary duties of good faith and loyalty to us and our stockholders. Finally, the complaint alleged that Janney Montgomery Scott LLC, an independent valuation firm, materially overvalued the LLR Interests in its opinion to our board of directors that our repurchase of the interests held by the LLR Partnerships is fair, from a financial point of view, to our stockholders other than the LLR Partnerships. Following our issuance of senior subordinated notes and the completion of the repurchase of the LLR Interests in July 2005, the plaintiffs amended their complaint to challenge the repurchase as completed.

In connection with their lawsuit, the plaintiffs seek the following:

•	a declaration that our directors have violated their fiduciary duties;

•	rescission of our repurchase of the LLR Interests, or an award of damages to us;

•	an accounting from the defendants, jointly and severally, to us, the plaintiffs and our other stockholders for all monetary damages suffered by us by reason of the alleged misconduct;

•	the award of costs and disbursements of their actions, including reasonable attorneys’ and experts’ fees; and

•	such other and further relief as the court may determine is just and proper.

We believe this suit is without merit and intend to vigorously defend against it. We have moved to dismiss the plaintiffs’ complaint.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our consolidated revenues decreased and increased, respectively, in the three and nine months ended September 30, 2005 as compared to the comparable periods of 2004, reflecting strong performance in our largest segment, Social Research, relatively stable market conditions in our U.S. and U.K. market research segments and poor conditions in our Teleservices segment.

Our operating income decreased to an operating loss in the three-month period ended September 30, 2005, as a result of reduced revenues in the relatively high margin Teleservices segment, a goodwill impairment charge in the Teleservices segment, increases in costs of revenues in the Social Research and U.K. market research segments, offset by decreases in selling, general and administrative expenses in the Social Research and Teleservices segments. For the nine-month period ended September 30, 2005, operating income decreased primarily as a result of the goodwill impairment charge in the Teleservices segment, increased costs of revenues and selling, general and administrative expense, offset by increased revenues.

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

Goodwill impairment: Our results in the three and nine months ended September 30, 2005 were impacted by a $5.5 million goodwill impairment charge in our Teleservices segment.

Interest expense: Our results in the three and nine months ended September 30, 2005 were impacted by the higher interest rate on the new subordinated debt, rising interest rate on our variable debt, lower financing costs on the term loan in comparison to the Allied debt which was refinanced in March 2005 and the related non-cash write-off of an original issue discount, unamortized loan fees and prepayment penalties of approximately $547,000, $266,000 and $362,000 respectively.

Results of Operations

The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2005	2004	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	29.0%	27.1%	29.3%	28.2%
Selling, general and administrative expenses	20.7%	20.4%	20.8%	20.8%
Operating income (loss)	6.2%	(6.8)%	6.5%	1.6%
Net income (loss)	2.0%	(9.6)%	1.2%	(2.1)%

Comparison of the three-month periods ended September 30, 2004 and 2005

Consolidated revenues decreased $197,000, or 0.4%, from $48.9 million in the third quarter of 2004 to $48.7 million in the third quarter of 2005 due to a decrease in revenues in the Teleservices segment of $1.5 million, or 45.5%, reflecting continued weakness in this market segment. The decreased revenues were offset by increased revenues of $1.4 million, or 4.2%, in the Social Research segment, $474,000, or 8.4%, in the U.K. market research segment, and $49,000, or 0.8%, in the U.S. market research segment. In all cases, the increase or decrease in revenues in the various operating segments was primarily due to higher or lower demand for services.

Consolidated cost of revenues increased $813,000, or 2.3%, from $34.7 million in the third quarter of 2004 to $35.5 million in the third quarter of 2005. Gross profit as a percentage of revenues declined from 29.0% in 2004 to 27.1% in 2005. In the Social Research segment, cost of revenues increased $2.0 million, or 8.5%, from $23.6 million in 2004 to $25.6 million in 2005, while gross profit as a percentage of revenues in the Social Research segment decreased from 27.9% in 2004 to 25.0% in 2005 due to increased lower margin cost reimbursable projects in 2005. In the U.K. market research segment, cost of revenues increased $342,000, or 9.5%, from $3.6 million in 2004 to $4.0 million in 2005, while gross profit as a percentage of revenues in the U.K. market research segment decreased from 35.8% in 2004 to 35.1% in 2005. In the U.S. market research segment, cost of revenues decreased $420,000, or 8.6%, from $4.9 million in 2004 to $4.4 million in 2005, and gross profit as a percentage of revenues increased from 19.2% in 2004 to 26.7% in 2005. In the Teleservices segment, cost of revenues decreased $757,000, or 46.7%, from $1.6 million in 2004 to $864,000 in 2005, consistent with lower revenues, while gross profit as a percentage of revenues increased from 49.5% in 2004 to 50.6% in 2005.

Selling, general and administrative (“SG&A”) expenses decreased $218,000, or 2.2%, from $10.1 million in 2004 to $9.9 million in 2005. As a percentage of revenues, consolidated SG&A expenses decreased from 20.7% in 2004 to 20.4% in 2005. In the U.S. market research segment, SG&A expenses increased from $1.6 million in 2004 to $2.1 million in 2005, or as a percentage of revenues, from 25.9% in 2004 to 34.6% in 2005. The increase in the U.S. market research segment SG&A expenses was offset by a decrease in the Social Research segment from $5.4 million in 2004 to $4.8 million in 2005, or as a percentage of revenues from 16.5% in 2004 to 14.0% in 2005, a decrease in the Teleservices segment from $1.1 million in 2004 to $1.0 million in 2005, which as a percentage of revenues, increased from 35.1% in 2004 to 59.3% in 2005, as a result of lower revenues, and a slight decrease of $56,000 in the U.K. market research segment, or as a percentage of revenues from 31.9% in 2004 to 28.5% in 2005.

Depreciation and amortization expense increased $51,000, or 5.0%, from $1.0 million in 2004 to $1.1 million in 2005 as a result of increases in the related asset base in 2005 in various business units offset by reductions in other business units. As a percentage of revenues, depreciation and amortization expense increased from 2.1% in 2004 to 2.2% in 2005.

In September 2005, the Company recorded a goodwill impairment charge of $5.5 million based on the results of a goodwill impairment evaluation in the Teleservices business segment which indicated that the recorded book value exceeded its estimated fair value, as determined by a weighting of comparable company analyses, discounted cash flow and liquidation value analyses. Management believes that the decline in the fair value of the Teleservices segment was due to deterioration in the performance of this segment and client concentration.

Interest expense increased $238,000, or 20.4%, from $1.2 million in the third quarter of 2004 to $1.4 million in the third quarter of 2005 primarily due to the third quarter issuance of the subordinated notes, to The Royal Bank of Scotland and rising interest rates on our variable rate debt offset by the absence of more costly fixed rate debt instruments in 2004 that were refinanced in the first quarter of 2005.

Other non-operating (income) expense, net, decreased by $1.5 million from income of $85,000 in the third quarter of 2004 to expense of $1.4 million in the third quarter of 2005 primarily due to the write off of $1.3 million in costs incurred in our previously postponed equity offering.

The income tax expense (benefit) for the third quarter of 2004 and 2005 was $972,000 and $(1.4 million), respectively. For the third quarter of 2005, we were in a tax benefit position due to net losses incurred in the related period as a result of the goodwill impairment in the Teleservices segment, the equity offering expense and a tax accrual adjustment which reduced net income by $5.0 million. The income tax provision is higher and lower than statutory rates in 2004 and 2005 respectively due to the fact that we are not deriving tax benefits from non-U.S. segments and state losses.

As a result of the foregoing, net income decreased from income of $1.0 million in the third quarter of 2004 to a net loss of $4.7 million in the third quarter of 2005.

During the quarter, we repurchased interests in the Company held by the LLR Partnerships. The transaction consisted of the repurchase of 1,176,458 common shares purchased by LLR on September 1, 2000, 740,500 warrants to purchase common shares, rights to convert the common shares into preferred shares with an annual dividend obligation of $1.2 million, anti-dilution rights and warrants, as well as other rights. The transaction resulted in a $9.9 million increase in net loss available to common shareholders from $4.7 million to $14.6 million.

Comparison of the nine-month periods ended September 30, 2004 and 2005

Consolidated revenues increased $3.2 million, or 2.2%, from $146.3 million in 2004 to $149.4 million in 2005, due to an increase in revenues in our Social Research segment of $8.2 million, or 8.6%, and an increase in revenues in our U.K. market research segment of $555,000, or 3.3%. These increases were offset by a decrease in revenues in our Teleservices segment of $3.9 million, or 38.7%, reflecting continued weakness in this market segment; and a decrease in revenues in our U.S. market research segment $357,000, or 1.8%. In all cases, the increase or decrease in revenues in the various operating segments is primarily due to higher or lower demand for services.

Consolidated cost of revenues increased $3.8 million, or 3.6%, from $103.5 million in 2004 to $107.2 million in 2005. Gross profit as a percentage of revenues declined from 29.3% in 2004 to 28.2% in 2005. In the Social Research segment, cost of revenues increased $7.9 million, or 11.3%, from $69.5 million in 2004 to $77.4 million in 2005, while gross profit as a percentage of revenues decreased from 27.5% in 2004 to 25.7% in 2005 due to increased lower margin cost reimbursable projects in 2005. In the U.K. market research segment, cost of revenues increased $424,000, or 4.0%, while gross profit as a percentage of revenues decreased from 37.2% in 2004 to 36.8% in 2005. In the U.S. market research segment, cost of revenues decreased $2.0 million, or 12.8%, from $15.4 million in 2004 to $13.4 million in 2005, and gross profit as a percentage of revenues increased from 21.4% in 2004 to 30.3% in 2005. In the Teleservices segment, cost of revenues decreased 38.9% from $5.0 million in 2004 to $3.1 million in 2005, and gross profit as a percentage of revenues increased from 50.3% in 2004 to 50.6% in 2005 as a result of decreased revenue.

SG&A expenses increased $755,000, or 2.5%, from $30.4 million in 2004 to $31.2 million in 2005. As a percentage of revenues, consolidated SG&A expenses remained constant at 20.8% for both periods in 2004 and 2005. In the Social Research segment, SG&A expenses decreased from $15.1 million in 2004 to $14.8 million in 2005, or as a percentage of revenues from 15.7% in 2004 to 14.2% in 2005. In the U.S. market research segment, SG&A expenses increased from $5.5 million in 2004 to $6.6 million in 2005, or as a percentage of revenues from 27.9% in 2004 to 34.4% in 2005. The U.K. market research segment remained relatively constant with a decrease in SG&A expenses as a percentage of revenues from 32.7% to 31.8%. SG&A expenses declined in the Teleservices segment from $3.6 million in 2004 to $3.3 million in 2005, or as a percentage of revenues, increased from 35.3% in 2004 to 53.5% in 2005, primarily due to lower revenues in this segment.

Depreciation and amortization expense on a consolidated basis increased by $146,000 from $2.9 million in 2004 to $3.1 million in 2005 as a result of increases in the related asset base in 2005 in various business units offset by reductions in other business units. As a percentage of revenues, depreciation and amortization expense remained constant at 2.0% for both periods in 2004 and 2005.

In September 2005, a goodwill impairment charge of $5.5 million was recorded based on the results of a goodwill impairment evaluation in the Teleservices business segment which indicated that the recorded book value exceeded its estimated fair value, as determined by a weighting of comparable company analyses, discounted cash flow and liquidation value analysis. Management believes that the decline in the fair value of the Teleservices segment was due to deterioration in the performance of this segment and client concentration.

Interest expense decreased $2.0 million, or 30.6%, from $6.5 million in 2004 to $4.5 million in 2005 primarily due to refinancing charges in 2004 of approximately $2.5 million, as compared to refinancing charges in 2005 of approximately $1.2 million, and the lower cost of borrowing resulting from these refinancings, offset by the issuance of the subordinated notes, to The Royal Bank of Scotland, and rising interest rates on our variable rate debt.

Other non-operating (income) expense, net, decreased $1.7 million from income of $386,000 in 2004 to expense of $1.3 million in 2005 primarily due to the $1.3 million write off of the postponed equity offering costs. In the second quarter of 2004, the U.K. market research segment realized a foreign exchange gain of $335,000 from the settlement of a long-term intercompany payable.

The income tax expense (benefit) for the nine months ended September 30, 2004 and 2005 was $1.6 million and $(228,000) respectively. The tax benefit in 2005 is primarily due to the goodwill impairment charge in the Teleservices business segment, the write off of the postponed equity offering expense and the first quarter refinancing charge, which in aggregate, reduced net income by $5.3 million. The income tax provision is higher and lower than statutory rates in 2004 and 2005 respectively due to the fact that we are not deriving tax benefits from non-U.S. segments and state losses.

As a result of the foregoing, net income decreased from net income of $1.7 million in 2004 to a net loss of $3.2 million in 2005.

We repurchased interests in the Company held by the LLR Partnerships. The transaction consisted of the repurchase of 1,176,458 common shares purchased by LLR on September 1, 2000, 740,500 warrants to purchase common shares, rights to convert the common shares into preferred shares with an annual dividend obligation of $1.2 million, anti-dilution rights and warrants, as well as other rights. The transaction resulted in a $9.9 million increase in net loss available to common shareholders from $3.2 million to $13.1 million.

Liquidity and Capital Resources

Cash Flows

At September 30, 2005, working capital was $21.4 million. Net cash provided by operating activities for the nine-month period ended September 30, 2005 was $7.2 million compared to $4.2 million for the same period in 2004. For the nine-month period ended September 30, 2005, the net cash provided by operating activities was primarily generated by net loss of $3.2 million, after adjusting for depreciation and amortization, and other non-cash items, totaling $9.8 million, and decreases in accounts receivable of $988,000, increases in accounts payable and accrued expenses of $121,000 and increases in other liabilities of $548,000 offset by increases in other assets of $837,000 and decreases in deferred revenues of $270,000. For the same period in 2004, the net cash provided by operating activities was primarily generated by net income of $1.7 million, after adjusting for depreciation and amortization, and other non-cash items, totaling $6.1 million, and increases in accounts receivable of $2.9 million, increases in other assets of $319,000, increases in deferred revenues and other liabilities of $1.2 million and $1.3 million respectively and decreases in accounts payable and accrued expenses of $2.8 million.

Investing activities for the nine-month period ended September 30, 2005 consisted of capital expenditures of $3.0 million as compared to $3.3 million for the same period in 2004. The majority of the spending on capital items was for the ongoing maintenance and replacement of technology.

Financing activities for the nine-month period ended September 30, 2005 included a net increase in borrowings of $17.1 million; payment for the reacquisition of interests in the Company held by the LLR Partnerships for $20.0 million, plus transaction costs; proceeds from the sale of our common stock under our various stock purchase plans and the exercises of stock options totaling $477,000 and repayments under our capital leases of $145,000. Financing activities for the nine-month period ended September 30, 2004 included a net decrease in borrowings of $2.4 million, payment of loan amendment fees and capital leases of $1.9 million and $79,000 respectively, offset by proceeds from the sale of our common stock under our various stock purchase plans and the exercises of stock options totaling $549,000.

Credit Facilities

In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizen’s Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either the bank’s designated base rate (6.75% at September 30, 2005) plus 100 basis points or LIBOR (3-month LIBOR was 4.07% at September 30, 2005) plus 300 basis points. As of September 30, 2005, there was approximately $8.6 million of additional credit available under the Senior Revolving Facility.

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

All debt outstanding as of May 4, 2004 was repaid with proceeds from the above borrowings. In conjunction with the new credit facilities, we incurred additional costs of approximately $1.4 million which are included in other long term assets in our consolidated financial statements and are being amortized over the remaining terms of the facilities. Due to the refinancing of the credit facilities, we also wrote off the unamortized loan fees of approximately $2.5 million as interest expense, which included payments of $345,000 made in 2004, related to the retired debt in the third quarter of 2004.

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

In July 2005, we issued $20.0 million of unsecured subordinated notes to The Royal Bank of Scotland. These notes mature in July 2011, carry cash interest of 14 percent per year and have no interim principal amortization. The proceeds from the issuance of these unsecured subordinated notes were used to finance the repurchase of interests in the Company held by the LLR Partnerships. The transaction consisted of the repurchase of 1,176,458 common shares purchased by LLR on September 1, 2000, 740,500 warrants to purchase common shares, rights to convert the common shares into preferred shares with an annual dividend obligation of $1.2 million, anti-dilution rights and warrants, as well as other rights. The transaction resulted in a $9.9 million increase in net loss available to common shareholders.

We are required to maintain certain financial covenants under our credit facilities, such as minimum earnings, debt-to-earnings, interest coverage, and other financial ratios. In addition, covenants under our credit facilities limit or prohibit our ability to incur additional debt, prepay specified types of indebtedness, pay dividends, make investments, sell assets, or engage in mergers and acquisitions. For the measuring period ended September 30, 2005, we were in compliance with all covenants.

In September 2005, the Company entered into an interest rate cap with Citizens Bank to hedge our interest rate risk exposure on the Term Loan. The interest rate cap qualified as an accounting hedge under the guidance in FASB Statement No. 133, Derivatives and Hedging Activities, and was designated, on the date the contract was entered into as a hedge of the variability of cash flows to be paid related to a recognized liability (“cash flow” hedge). This interest rate cap is based on a notional amount of $13,500,000 and an interest rate of LIBOR plus 350 basis points. It matures in 2010.

The interest rate cap, set at 4.5%, was purchased at a premium of $106,000, which is being amortized using the effective yield method over the term of the contract. The difference between the interest rate on the debt instrument and the interest rate cap will be recorded in earnings whenever the interest rate on the term loan rises above the cap. For the three and nine months ended September 30, 2005, there was no impact on earnings.

Capital Expenditures

We currently have no material capital expenditure commitments and no acquisition related commitments.

We believe that our current sources of liquidity and capital will be sufficient to fund our long-term obligations and working capital needs until May 2007, at which time our Senior Revolving Facility matures.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Except for the completion of the refinancing of the revolving credit facility, the subordinated debt financing and the interest rate hedging contract disclosed in the “Liquidity and Capital Resources” section and in Notes B and C of this Form 10-Q, there have been no other significant changes in market risk since December 31, 2004 that would have a material effect on the Company’s risk exposure as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following table provides information about the financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the expected principal cash flows and related weighted average interest rates as of September 30, 2005 by expected maturities.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest (Cap) Rate

(in thousands)

	2005	2006	2007	2008	2009	There- After	Total	Fair Value 9/30/05
Liabilities
Long-term debt including current portion:
Variable rate debt:
LIBOR + 3.0%, Prime + 1%	—	—	$26,427	—	—	—	$26,427	$26,427
LIBOR + 3.5%	$750	$3,000	$3,000	$3,000	$3,000	$750	$13,500	$13,500
Fixed rate debt – 14.0%	—	—	—	—	—	$20,000	$20,000	$19,692
Interest Rate Derivative Financial Instrument Related to Debt
Interest Rate Cap:
Notional amount – Cap rate at 4.5%	—	—	—	—	—	$13,500	$13,500	$110

ITEM 4	CONTROLS AND PROCEDURES

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

There has not been any change in our internal control over financial reporting during the three and nine month periods ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On December 2, 2004, several persons who purport to be stockholders of our company filed a derivative complaint against us and our directors in the Chancery Court of the State of Delaware regarding an offering of common stock. We previously proposed to use a portion of the proceeds of a public offering of our common stock to repurchase interests in our company held by the “LLR Partnerships,” other than limited registration rights and shares of our common stock with a value of $2.0 million, which the LLR Partnerships would retain. The plaintiffs alleged, among other things, that an offering would be unfairly dilutive to their holdings of our common stock and that the purchase price we intended to pay for the LLR Interests would constitute a waste of corporate assets. The complaint further alleged that, in approving the offering and the repurchase of the interests held by the LLR partnerships, our directors did not act on our behalf or on behalf of our stockholders but, rather, breached their fiduciary duties of good faith and loyalty to us and our stockholders. Finally, the complaint alleged that Janney Montgomery Scott LLC, an independent valuation firm, materially overvalued the LLR Interests in its opinion to our board of directors that our repurchase of the interests held by the LLR Partnerships is fair, from a financial point of view, to our stockholders other than the LLR Partnerships. Following our issuance of senior subordinated notes and the completion of the repurchase of the LLR Interests in July 2005, the plaintiffs amended their complaint to challenge the repurchase as completed.

In connection with their lawsuit, the plaintiffs seek the following:

•	a declaration that our directors have violated their fiduciary duties;

•	rescission of our repurchase of the LLR Interests, or an award of damages to us;

•	an accounting from the defendants, jointly and severally, to us, the plaintiffs and our other stockholders for all monetary damages suffered by us by reason of the alleged misconduct;

•	the award of costs and disbursements of their actions, including reasonable attorneys’ and experts’ fees; and

•	such other and further relief as the court may determine is just and proper.

We believe this suit is without merit and intend to vigorously defend against it. We have moved to dismiss the plaintiffs’ complaint.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Opinion Research Corporation’s 2006 Annual Meeting of Stockholders will be held on May 16, 2006.

•	Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, the deadline for submitting stockholder proposals for inclusion in the Company’s proxy statement and form of proxy for the 2006 Annual Meeting is December 11, 2005.

•	Pursuant to the advance notice provision of the Company’s by-laws, the date after which notice of a stockholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is November 24, 2005.

The foregoing deadlines are earlier than the deadlines disclosed in the Company’s proxy statement dated September 15, 2005 because the date of the 2006 Annual Meeting had not yet been set when the proxy statement was printed and distributed. As a result of setting the meeting date, the Company was able to establish the deadlines in accordance with its by-laws and SEC rules.

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

Opinion Research Corporation
(Registrant)

Date: November 14, 2005	/s/ DOUGLAS L. COX
Douglas L. Cox
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)