Form 10-K
period 2005-12-31
OPINION RESEARCH CORP
filed 2006-03-31
CIK 911673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-14927

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

Common Stock, $.01 par value

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing sale price of its common stock on June 30, 2005, the last business day of the Company’s second fiscal quarter, as quoted on the NASDAQ National Market, was approximately $36,666,000.*

As of March 22, 2006, 5,388,532 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (the “2006 annual Meeting Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K

*	Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are “affiliates” of the Registrant for purposes of the federal securities laws.

OPINION RESEARCH CORPORATION

Except where the context indicates otherwise, the terms “we” and the “Company” refer to Opinion Research Corporation and its subsidiaries. Readers of this report should review carefully the information contained under the headings “Risk Factors” and “Forward-Looking Statements” in Part I, Item 1A.

PART I

Item 1.	Business

General

We provide research services to governments and commercial clients in North America, Europe and Asia. We collect customer, market, employee, and demographic data by utilizing computer-assisted telephone interviews, internet-based data collection techniques, personal interviews, mail questionnaires, and other means. After collecting the data, we analyze, develop and present to our clients cohesive reports which provide insights regarding their programs, operations or, products and services. Our services are designed to help our clients manage and evaluate public policy programs and funding decisions, sell products, and improve their corporate image and competitive position. Our government clients include some of the largest U.S. federal agencies, including the Substance Abuse and Mental Health Services Administration (“SAMHSA”), the United States Agency for International Development (“USAID”), the Centers for Disease Control and Prevention (“CDC”), and the National Institutes of Health (“NIH”). We have served some of these clients for over 20 years. Our commercial clients include a diverse base of Fortune 500 corporations in the automotive, consumer goods and services, financial services, health care, information technology, retail, and telecommunications industries. We have served the commercial research market since 1938.

We were established in 1938 to apply the principles of general public opinion polling to marketing issues facing America’s largest companies. We completed our initial public offering in October 1993. Between 1993 and 1997, as part of our strategy to expand internationally, we established our presence in strategic markets through various acquisitions. In January 1998, we acquired ProTel Marketing, Inc., or ORC ProTel, a telemarketing company based in Lansing, Illinois. At December 31, 2005, we sold all of our membership interest in ORC ProTel, in consideration for the assumption of all the liabilities of the teleservices business, other than bank debt, and the possibility of receiving payments during the next five years based on the revenues of the teleservices business over a specified threshold determined annually in accordance with a formula set forth in the sale agreement. As of December 31, 2005, we have not booked any receivable for payments under the sale agreement. In May 1999, we acquired Macro International Inc., or ORC Macro, a research, consulting and technology company based in the Washington, D.C. area. The acquisition of ORC Macro substantially increased our presence in the public sector. In August 2000, we acquired C/J Research, Inc., and in October 2000, we acquired Social and Health Services, Ltd (“SHS”). The two acquisitions in 2000 allowed us to expand our service offerings into the areas of consumer research and communications services and to further expand in the area of information management.

We currently have three segments for financial reporting purposes:

•	social research;

•	U.K. market research; and

•	U.S. market research.

For financial information regarding each of our reportable segments, see the Notes to our Consolidated Financial Statements at Note 14, “Segments.”

Social Research

In the social research segment, we perform research and provide information technology services, public health awareness services, and other research and consulting services, primarily for agencies of the U.S. federal government and state and local governments. The majority of our government projects are in the areas of health, education and international aid. Our work benefits government policy decision makers and public healthcare professionals by providing them with the information, research, and analysis they need to measure the effectiveness of existing social programs, assess the need for new programs, and provide constituents with useful information.

Our reputation for providing quality services to our clients has allowed us to develop long-term relationships with our government agency clients. We believe that our extensive expertise with regard to social issues, such as substance abuse and HIV-AIDS awareness, enables us to provide reliable customer, market and demographic information and advisory services to clients.

U.K. Market Research

Through our U.K. market research segment, we provide market research and data management services to our commercial clients in the U.K. and Europe and our government clients in the U.K. We create and host websites and utilize the internet to gather and analyze data and disseminate survey information for our clients. Additionally, we provide other services to our clients such as customer satisfaction surveys, employee satisfaction surveys and market assessment surveys, and we have the ability to maintain research archives for our clients.

U.S. Market Research

In the U.S. market research segment, we assist commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, customer satisfaction, market demand, market assessment, corporate image, and competitive positioning.

Services

A summary of our services is set forth in the table below.

Type of Service	Segment	Brief Description

Demographic and Health Research	Social Research	Provides information in areas such as population, health, education, and nutrition to assist government organizations in their efforts to monitor and evaluate programs and to make funding decisions.

Customer Loyalty and Retention	U.S. and U.K. Market Research / Social Research	Captures and analyzes the perceptions and experiences of our clients’ customers and provides analysis and feedback on customer loyalty which we believe will help generate superior customer retention and business performance.

Market Assessment	U.S. and U.K. Market Research	Used to analyze and forecast market demand, trends and competition for new products and services.

Corporate Reputation and Branding	U.S. and U.K. Market Research	Assists our clients in managing their corporate and brand images and identifying and achieving optimal positioning in the marketplace.

Employee Survey Programs	Social Research / U.K. Market Research	Provides comprehensive employee-related research services to measure employee satisfaction and assist our clients in their efforts to increase staff retention, reduce hiring and training costs, and improve customer service.

Information Technologies	Social Research / U.S. and U.K. Market Research	Includes a variety of technology-based services such as computer security products, advanced internet services including a number of proprietary internet applications, database development and management, and information retrieval.

Type of Service	Segment	Brief Description

Advanced Analytics and Data Modeling	Social Research / U.S. and U.K. Market Research	Allows us to focus on our clients’ business issues by the application of appropriate analytical tools.

Communications and Marketing Services	Social Research	Provides communication and marketing campaign development, brochure design and production, radio and television advertising, website development, video development and broadcasting, and warehousing and distribution services.

Shared-Cost Programs	U.S. Market Research	Includes shared-cost telephone survey programs, marketed under the name “CARAVAN,” in which questions from a number of clients are combined in a series of interview questionnaires.

Data Collection and Processing	Social Research / U.S. and U.K. Market Research	Combines research expertise and advanced telecommunications technology using facilities staffed with multilingual interviewers who use a common Computer Assisted Telephone Interviewing (CATI) system and internet based data collection techniques.

Management Consulting	Social Research	Assists our clients in their efforts to improve organizational effectiveness, develop management leadership programs and address opportunities and problem areas.

Training and Educational Technologies	Social Research	Offers training services to help organizations adapt to and capitalize on changing circumstances.

Clients and Client Relationships

Our largest clients in terms of revenues generated include agencies of the U.S. and U.K. governments and at times, we perform multiple projects for different subsidiaries or business units of the same client. In general, our clients have the right to terminate our engagements at any time, with the expectation of cost recovery for work completed by us. We may perform services for our commercial clients pursuant to verbal understandings, project terms that are outlined in writing, purchase orders, or detailed written contracts. Most commercial projects are completed within a few months, but we may complete some projects in just several days or in as long as several years. Our arrangements with government clients are in the form of detailed contracts. Most government contracts are completed over a one- to five-year period.

Our largest single client, SAMHSA, accounted for 19.2% of revenues in 2003, 19.5% of revenues in 2004, 20.7% of revenues in 2005, and an average of 19.8% of our revenues for the last three years. At December 31, 2005, we had 24 contracts with SAMHSA, none of which constituted more than 7.4% of our revenues in 2005. At December 31, 2005, we had contracts with each of the three component centers within SAMHSA: the Center for Mental Health Services, the Center for Substance Abuse Prevention and the Center for Substance Abuse Treatment. We provide a wide variety of services to SAMHSA’s three centers. Our services relate to substance abuse and mental health issues, including quantitative and qualitative research, evaluation of program effectiveness, development and operation of public health websites, and dissemination of public health materials and messages. Our second largest client, USAID, accounted for 12.6% of revenues in 2003, 13.5% of revenues in 2004, and 15.3% of revenues in 2005, and an average of 13.8% of our revenues for the last three years. We have 10 contracts with USAID. Our largest contract with USAID was renewed in September 2003 and extends through September 2008 and is a cost-plus-award-fee contract to perform demographic and health surveys in developing countries. See “—Government Contracts” below for a discussion of the types of contracts we have with the U.S. federal government.

Government Contracts

During the year ended December 31, 2005, approximately 58.7% of our revenues were attributable to contracts with various departments and agencies of the U.S. federal government. The funding of government programs depends on Congressional appropriations. Congress generally appropriates funds on a fiscal year basis, even though a program may be designed to continue for many years. Consequently, most programs are initially partially funded and additional funds are committed only as Congress makes further appropriations.

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

As a government contractor, we are subject at any time to government audits, inquiries and investigations. We generally are subject to audits for up to three years following the final payment under our U.S. federal government contracts. We have experienced minimal audit adjustments over the past ten years. The most recent indirect cost-rate audit, performed by the Department of Health and Human Services, was through the year ended December 31, 2003 for all of the government contracting business and through December 31, 2004 for a majority of the government contracting business. There were no material audit adjustments.

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

Segment Information

Information regarding financial data by operating and geographic segments, including revenues from external customers, is set forth in the Notes to our Consolidated Financial Statements at Note 14, “Segments.”

Backlog

As of December 31, 2004 and 2005 our backlog was as follows:

Segment	December 31, 2004	December 31, 2005
Social Research:
Funded	$101,188,000	$117,231,000
Unfunded	165,870,000	189,646,000

Total Social Research	267,058,000	306,877,000
U.S. Market Research	8,365,000	7,354,000
U.K. Market Research	6,828,000	6,086,000
Other	215,000	167,000

Total	$282,466,000	$320,484,000

We define backlog as the total contract value of our engagements that our management believes to be firm less previously recognized revenues. Our backlog includes twelve months of commercial contracts, the funded and unfunded amounts of our government contracts, and options to renew or extend government contracts that we expect our clients to exercise. Congress generally appropriates funds for a particular program or contract on a yearly basis, even though contracts may call for performance that is expected to take a number of years. Our funded backlog in our social research segment consists of the amount of: (1) our U.S. federal government contracts that have been appropriated by Congress and funded by the client agency; (2) our state and local government contracts that have been appropriated by the applicable government entity; and (3) our commercial contracts. Unfunded backlog includes the full value of our government contracts in our social research segment less funded backlog applicable to those contracts.

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

All of the 2005 backlog in the market research business is expected to be recognized as revenues by December 31, 2006. Revenues from social research backlog are expected to be recognized over the next five years. Our engagements generally are terminable by the client at any time, with the expectation of cost recovery for work performed by us.

Employees

At December 31, 2005, we employed a total of approximately 1,114 full-time employees and 424 full-time equivalent part-time hourly employees. The part-time employees work as telephone and field interviewers and data processors. At December 31, 2005, of the full-time employees, approximately 894 were professionals engaged in direct client service, and 220 were engaged in support, administration and executive oversight.

None of our employees are subject to a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relationship with our employees is good.

Available Information

We file reports and other information with the Securities and Exchange Commission (“SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document that the we file at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.

We maintain a website at www.opinionresearch.com, that includes links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and related amendments, which are available as soon as reasonably practicable after such reports are filed or furnished electronically with the SEC. Our website and the information contained in it shall not be deemed incorporated by reference to this Form 10-K.

Executive Officers of the Registrant

Name	Age	Title
John F. Short	61	Chairman of the Board and Chief Executive Officer; Director

Frank J. Quirk	65	President of Opinion Research Corporation and Chief Executive Officer of ORC Macro; Director

Douglas L. Cox	60	Executive Vice President and Chief Financial Officer

Richard I. Cornelius	45	Senior Vice President of Opinion Research Corporation and Managing Director of O.R.C. International Ltd. (U.K.)

Kevin P. Croke	47	Executive Vice President - Corporate Finance

Gregory N. Mahnke	54	Executive Vice President and President of ORC Macro

Gerard J. Miodus	49	Executive Vice President and Managing Director of U.S. Market Research

Below is a short summary of the business experience of each of our executive officers:

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

Mr. Quirk has served as our President since November 2003 and was elected to our board of directors in June 2000. Mr. Quirk joined our company in 1999 with the acquisition of ORC Macro, where he served, and continues to serve, as the Chief Executive Officer since 1980. Under his direction, ORC Macro has grown from $3 million in annual revenues to over $137 million in 2005. Mr. Quirk received his A.B. and M.B.A. from Cornell University.

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

Dr. Mahnke was promoted to the position of President of ORC Macro in 2005. Dr. Mahnke joined our company with the acquisition of ORC Macro in 1999, where he has served in various capacities since 1988. Dr. Mahnke received his Ph.D. from Indiana University in 1986.

Mr. Miodus was promoted to the position of Managing Director of U.S. Market Research in 2005. Mr. Miodus has served in various capacities in U.S. Market Research since joining our company in 1984. Mr. Miodus holds a B.A. from Michigan State University.

Item 1A.	Risk Factors

Readers of this report should be aware that the following important factors, among others, in some cases have affected, and in the future could affect, our actual operating results and could cause our actual consolidated results for 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of us.

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

SAMHSA and USAID are our largest clients. SAMHSA represented 20.7% of our revenues and 19.2% of our backlog at December 31, 2005. USAID, our second largest client, represented 15.3% of our revenues and 29.5% of our backlog at December 31, 2005. Services we provided to various U.S. federal and state governmental departments and agencies, including SAMHSA and USAID, generated approximately 64.9% of our revenues in 2005. Our clients generally may terminate the services we provide to them at any time. If we lose one or more of our large clients, such as SAMHSA or USAID , or if one or more of our large clients reduces its business with us, our revenues could decline.

We have incurred losses in recent years and may not be profitable in the future. These losses may adversely affect our business and the market price of our stock.

We incurred net losses of $8.9 million in 2003 and $4.5 million in 2005. We may not be able to attain or increase profitability in the future on a quarterly or annual basis. Any future losses may adversely affect our business and the market price of our stock.

The level of our debt, interest thereon, payment obligations and covenants in our loan agreements could adversely affect our results and business by limiting our operational and financial flexibility.

Interest expense represents a significant portion of our operating expenses and an increase in interest rates will result in a decrease in operating results.

If we do not generate sufficient cash from our operations to make scheduled debt payments our operational and financial flexibility will be adversely affected.

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

Goodwill related to acquisitions represents a substantial portion of our total assets. In the fourth quarter of 2003, we wrote off impaired goodwill in the aggregate amount of $6 million. At December 31, 2005, the net goodwill amount on our consolidated balance sheet represented 29.2% of our total assets. Goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair market value of the net assets of those businesses. If the fair value of the goodwill, determined in accordance with applicable accounting standards, falls below the recorded value shown on the balance sheet, we will be required to write off the excess goodwill. Any future write-off would be treated as an expense and, although non-cash in nature, would adversely affect our operating results by reducing net income.

In the third quarter of 2005, we wrote off impaired goodwill of $5.5 million in our former teleservices business. This charge is included in our financial results for discontinued operations.

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

We presently have approximately 150 active contracts and task orders with the U.S. federal government which represented approximately 58.7% of our revenues for the year ended December 31, 2005. There are inherent risks in contracting with the U.S. federal government which could have an adverse effect on our business. All contracts with the U.S. federal government contain provisions, and/or are subject to laws and regulations, that give the government rights and remedies not typically found in our commercial contracts, including rights that allow the government to:

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

We define backlog as the total contract value of our engagements that our management believes to be firm, less previously recognized revenues. Our backlog includes twelve months of commercial contracts, the funded and unfunded amounts of our government contracts, and options to renew or extend government contracts that we expect our clients to exercise. However, the maximum contract value specified under each contract that we enter into is not necessarily indicative of the revenues that we will realize under that contract. Because we may not receive the full amount we expect under a contract, our estimates of our backlog may not prove to be accurate since the actual recognition of revenues on programs included in backlog may never occur or may change. Estimates of future revenues included in backlog are not necessarily precise and the receipt and timing of any of the revenues are subject to contingencies, many of which are beyond our control. For a discussion of these contingencies, see “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

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

The U.S. federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. Responding to governmental audits, inquiries or investigations may involve significant expense and divert the attention of our management. An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our revenues because any costs determined by the government to be improperly allocated to a specific contract will not be reimbursed, and revenues we have already recognized may need to be refunded. If a U.S. federal government audit results in allegations of improper or illegal activities by us or our employees and if we are unable to successfully defend against those allegations, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, and / or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us regardless of the merits of any such allegation. In addition, the U.S. federal government may conduct non-audit reviews on a majority of our government contracts, which in turn could lead to full audit reviews by the government.

We may not accurately estimate the expenses, time and resources necessary to satisfy our contractual obligations, which could hurt our operating results.

We enter into three types of contracts with our clients: fixed-price, cost-reimbursement and time-and-materials. For the year ended December 31, 2005, we derived approximately 43.1% of our consolidated revenues from fixed-price contracts, 48.2% of our consolidated revenues from cost-reimbursement contracts and 8.8% of our consolidated revenues from time-and-materials contracts. Under fixed-price contracts, we provide specified services for a fixed price. Compared to cost-reimbursement contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns. Our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for or negotiating the contract. Under cost-reimbursement contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-reimbursement contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or, in the case of government contracts, by applicable regulations, our income may be adversely affected because we may not be able to recover those costs. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for expenses. We assume financial risk on time-and-materials contracts because we assume the risk of performing those contracts at negotiated hourly rates.

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

Approximately 12.9% of our revenues for the year ended December 31, 2005 were generated from contracts performed outside of the U.S., and a portion of those revenues was denominated in currencies other than the U.S. dollar. We are exposed to foreign currency risk to the extent that the results of our foreign operations may decline in value as measured in U.S. dollars. It has not been our practice to enter into foreign exchange contracts to protect against adverse foreign currency fluctuations, and we cannot predict whether future exchange rate fluctuations will significantly harm our operations or financial results. In addition to adverse fluctuations in foreign currency exchange rates, we are exposed to further risks inherent in doing business abroad, including limitations on asset transfers, changes in foreign regulations and political turmoil, all of which could adversely affect our operating results.

Several of our purported stockholders have filed a lawsuit against us, which could result in significant legal costs and divert management attention from the operation of our business.

On December 2, 2004, several of our purported stockholders filed a derivative complaint against us and our directors in the Chancery Court of the State of Delaware alleging, among other things, that our directors breached their fiduciary duties of good faith and loyalty to us and our stockholders. The lawsuit sought injunctive relief, rescissory damages and costs related to the suit. We could incur significant costs defending the lawsuit, and management attention could be diverted from other important business concerns. An adverse determination in the lawsuit may harm our business. For more information about this lawsuit, see “Item 3. Legal Proceedings” in this report.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. In general, statements other than statements of historical facts contained in this report, including statements regarding revenues, selling, general and administrative expenses, profitability, financial position, business strategy, and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the heading “Risk Factors” and elsewhere in this report, including, among other things:

•	fluctuations in demand for our services;

•	competition;

•	our dependence on key personnel;

•	government funding of social research projects;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	domestic and global economic, credit and capital market conditions;

•	foreign exchange fluctuations;

•	changes in federal or state tax laws or the administration of these laws;

•	regulatory or judicial proceedings;

•	the outcome of the stockholders’ derivative litigation; and

•	certain other risks described in this report under the heading “Risk Factors.”

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our executive offices are located in leased space in Princeton, New Jersey. We lease additional facilities throughout the world. The following table sets forth certain information relating to these properties:

Operating Unit	Location	Facility Usage

U.S. Market Research	Princeton, New Jersey	Worldwide Headquarters, Research Location
	Arlington Heights, Illinois	Research Location
	Maumee, Ohio	Research Location
	Tucson, Arizona	Telephone Interviewing Facility
	Reno, Nevada	Telephone Interviewing Facility

U.K. Market Research	London, U.K.	U.K. Market Research Headquarters, Research Location and Telephone Interviewing Facility
	Manchester, U.K.	Research Location

Asia Market Research	Hong Kong	Asia Market Research Headquarters, Research Location and Telephone Interviewing Facility
	Shanghai, China	Research Location
	Taipei, Taiwan	Country Headquarters, Research Location and Telephone Interviewing Facility

Social Research	Calverton, Maryland	ORC Macro Headquarters, Research Location
	Burlington, Vermont	Telephone Interviewing Facility and Research Location
	St. Albans, Vermont	Telephone Interviewing Facility
	New York, New York	Research Location
	Bethesda, Maryland	Research Location
	Plattsburgh, New York	Telephone Interviewing Facility
	Atlanta, Georgia	Research Location
	Rockville, Maryland	Research Location and Multi-media Production Facility
	Columbia, Maryland	Warehouse

Our U.S. telephone interviewing facilities serve both our U.S. market research and our social research operating units.

We presently have a combined total of 657 computer assisted telephone interviewing stations worldwide dedicated to market research. All of these facilities are equipped with state-of-the-art hardware and software.

We believe that our properties are sufficient for our current operational needs.

Item 3.	Legal Proceedings

Except for the following lawsuit, we are not a party to any litigation that we believe could have a material adverse effect on us.

On December 2, 2004, several persons who purported to be stockholders of the Company filed a derivative complaint against the Company and its directors in the Chancery Court of the State of Delaware challenging the decision to repurchase certain interests in the Company held by LLR Equity Partners, L.P. and its affiliate (collectively, “LLR”). The plaintiffs alleged, among other things, that the purchase price the Company intended to pay for certain of the interests held by LLR would constitute a waste of corporate assets. The complaint further alleged that, in approving a common stock offering and the repurchase of the interests held by LLR, the directors did not act on the Company’s behalf or on behalf of its stockholders but, rather, breached their fiduciary duties of good faith and loyalty to the Company and its stockholders. Finally, the complaint alleged that Janney Montgomery Scott LLC (“JMS”), an independent valuation firm, materially overvalued the LLR interests in its opinion to the Company’s board of directors that the Company’s repurchase of the LLR interests was fair, from a financial point of view, to the stockholders other than LLR.

Thereafter, the Company and LLR modified the terms on which the repurchase would be completed, the Company issued senior subordinated notes to finance the repurchase and, in July of 2005, the Company repurchased all of LLR’s interests in the Company for $20 million. The plaintiffs then amended their complaint to challenge the repurchase as completed but again alleged that the Company paid too much for the LLR interests, that the directors breached their duties of good faith and loyalty in approving the repurchase on the modified terms and that JMS overvalued the LLR interests when it opined that the repurchase of the LLR interests was fair, from a financial point of view, to the stockholders other than LLR.

We have not accrued any costs, beyond incurred legal costs, for expense relating to this matter as the Company and its directors believe plaintiff’s allegations have no merit and we intend to vigorously defend the actions challenged in the plaintiff’s amended complaint. Any expense to be incurred in conjunction with this matter cannot reasonably be estimated at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on October 27, 2005 at the Company’s headquarters. The following proposals were submitted to a vote of stockholders:

1.	To elect three Directors to serve until the 2008 Annual Meeting of Stockholders of the Company and until their successors have been duly elected and qualified.

Nominee	Votes For	Votes Against	Votes Withheld
John F. Short	4,090,627	—	876,750
Stephen A. Greyser	3,429,351	—	1,538,026
Brian J. Geiger	4,130,040	—	837,337

2.	To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2005.

Votes For	Votes Against	Abstentions	Broker Non-Votes
4,414,418	548,559	4,400	—

3.	To act upon a stockholder proposal regarding the retention of an investment banker to explore strategic alternatives.

Votes For	Votes Against	Abstentions	Broker Non-Votes
1,388,879	942,182	17,400	2,618,916

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the NASDAQ National Market under the symbol “ORCI.” The table below sets forth the high and low prices for our common stock (the “Common Stock”) for each of the four quarters of 2004 and 2005:

	High	Low
2004
First Quarter	$6.70	$5.71
Second Quarter	8.55	6.00
Third Quarter	7.09	5.71
Fourth Quarter	6.75	5.75

2005
First Quarter	$7.66	$6.35
Second Quarter	7.97	6.26
Third Quarter	9.13	5.91
Fourth Quarter	6.85	5.46

The closing price of the Common Stock on March 22, 2006 was $5.99 per share.

Holders

As of March 22, 2006, we had 108 holders of record of the Common Stock (approximately 508 beneficial stockholders).

Dividends

We have not paid any dividends on our common stock during the years ended December 31, 2003, 2004 and 2005. Our credit facilities prohibit us from paying cash dividends to holders of our common stock. Further, we currently intend to retain any earnings of our company for the future operation and growth of our business. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However, our board of directors, at its discretion, may decide to declare a dividend at an appropriate time in the future. A decision to pay a dividend would depend, among other factors, upon our results of operations, financial condition and cash requirements, the terms of our credit facility, and other financing agreements at the time a payment of dividends is considered.

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by Item 201 of Regulation S-K (§ 229.200 (d) of this chapter) will be contained in the Company’s 2006 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2005, and is hereby incorporated by reference thereto.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our audited consolidated financial statements and notes which are listed herein under Item 8 and are included on pages F-1 through F-30. The financial data for the years ended December 31, 2001, 2002, 2003 and 2004 have been adjusted for the 2005 discontinued operations.

	For the Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, Except Per Share Data and footnotes)
Operating Data:
Revenues	$155,882	$155,057	$161,409	$178,967	$190,192
Cost of revenues	109,874	109,471	115,657	130,905	138,637
Gross profit	46,008	45,586	45,752	48,062	51,555
Selling, general and administrative expenses	32,904	34,409	34,171	34,513	36,827
Depreciation and amortization	6,143	3,692	3,255	3,073	3,584
Goodwill impairment charges (1)	—	5,938	6,000	—	—

Operating income	6,961	1,547	2,326	10,476	11,144
Interest and other non-operating expenses, net (2)	5,438	4,745	5,009	4,884	6,774
Unamortized loan fees (3)	—	77	—	2,506	813
Income (loss) from continuing operations before provision (benefit) for income taxes	1,523	(3,275)	(2,683)	3,086	3,557
Provision for income taxes	1,034	1,617	609	1,571	1,919

Income (loss) from continuing operations	$489	$(4,892)	$(3,292)	$1,515	$1,638

Discontinued operations(4)
Income (loss) from discontinued operations, net of tax(5)	1,127	2,271	(5,650)	911	(5,081)
Loss on disposal of segment, net of tax benefit of $549	—	—	—	—	(1,077)

Income (loss) from discontinued operations	$1,127	$2,271	$(5,650)	$911	$(6,158)
Cumulative effect of accounting change, net of tax benefit of $0 (6)	$—	$(292)	$—	$—	$—

Net income (loss)	$1,616	$(2,913)	$(8,942)	$2,426	$(4,520)

Repurchased LLR interests	—	—	—	—	(9,904)

Net income (loss) available to common shareholders	$1,616	$(2,913)	$(8,942)	$2,426	$(14,424)

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.08	$(0.82)	$(0.54)	$0.24	$(1.39)
Income (loss) from discontinued operations	$0.20	$0.38	$(0.93)	$0.15	$(1.03)
Net income (loss) available to common shareholders	$0.28	$(0.49)	$(1.47)	$0.39	$(2.42)
Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.08	$(0.82)	$(0.54)	$0.24	$(1.39)
Income (loss) from discontinued operations	$0.19	$0.38	$(0.93)	$0.14	$(1.03)
Net income (loss) available to common shareholders	$0.27	$(0.49)	$(1.47)	$0.38	$(2.42)
Weighted average number of shares outstanding:
Basic	5,762	5,949	6,079	6,255	5,955
Diluted	5,992	5,949	6,079	6,445	5,955
Balance Sheet Data:
Total assets – continuing operations	$91,302	$81,884	$86,166	$84,988	$91,451
Total assets – discontinued operations	22,655	21,861	11,408	12,695	717
Total debt (7)	55,462	46,892	45,436	42,286	58,321
Total liabilities – continuing operations	75,601	66,976	68,661	64,978	85,167
Total liabilities – discontinued operations	2,023	1,954	1,914	1,462	740
Redeemable equity	8,900	8,900	8,900	8,900	—
Total stockholders’ equity	27,433	25,915	18,099	22,343	6,261

(1)	We recorded a non-cash impairment charge of $5.9 million in 2002 and $6.0 million in 2003 to reduce the carrying value of goodwill in our U.S. market research segment.

(2)	In the third quarter of 2005, we wrote off $1.3 million in expense related to a discontinued equity offering.

(3)	As a result of the amendment of our credit facility in the third quarter of 2002, we experienced a $77,000 expense associated with the write-off of unamortized loan fees. In the second quarter of 2004 we refinanced our debt and recognized an expense of $2.5 million for the write-off of unamortized loan fees. In the first quarter of 2005 we refinanced our debt and recognized an expense of $813,000 for the write-off of unamortized loan fees and incurred prepayment penalties in the amount of $362,000

(4)	In December 2005, we entered into an agreement to sell the Company’s teleservices business, which was effective as of December 31, 2005. We also closed our market research operations in South Korea and Mexico due to inconsistent operating results and a determination that these operations were not strategic in providing the Company’s services to its global clients.

(5)	In 2003, we recorded a non-cash impairment charge of $10.0 million and $317,000 in our former teleservices segment and Korean market research subsidiary respectively. In 2005 we recorded a non-cash impairment charge of $5.5 million to reduce the carrying value of goodwill in our former teleservices segment.

(6)	On January 1, 2002, we recorded a goodwill impairment charge in our Mexican subsidiary of $292,000 as a cumulative effect of a change in accounting principle upon adoption of Statement No. 142, “Goodwill and Other Intangible Assets.”

(7)	Amounts include capital leases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide research services to governments and commercial clients in North America, Europe and Asia. We collect customer, market, employee, and demographic data by utilizing computer-assisted telephone interviews, internet-based data collection techniques, personal interviews, mail questionnaires and other means. After collecting the data, we analyze, develop and present to our clients cohesive reports which provide insights regarding their programs, operations, or products and services. Our services are designed to help our clients manage and evaluate public policy programs and funding decisions, sell products, and improve their corporate image and competitive position. Our government clients include some of the largest U.S. federal agencies, including SAMHSA, USAID, CDC, and NIH. We have served some of these clients for over 20 years. Our commercial clients include a diverse base of Fortune 500 corporations in the automotive, consumer goods and services, financial services, health care, information technology, retail, and telecommunications industries. We have served the commercial research market since 1938.

We were established in 1938 to apply the principles of general public opinion polling to marketing issues facing America’s largest companies. We completed our initial public offering in October 1993. Between 1993 and 1997, as part of our strategy to expand internationally, we established our presence in strategic markets through various acquisitions. In January 1998, we acquired ProTel Marketing, Inc., or ORC ProTel, a telemarketing company based in Lansing, Illinois. At December 31, 2005, we sold all of our membership interest in ORC ProTel, in consideration for the assumption of all the liabilities of the teleservices business, other than bank debt, and the possibility of receiving payments during the next five years based on the revenues of the teleservices business over a specified threshold determined annually in accordance with a formula set forth in the sale agreement. As of December 31, 2005, we have not booked any receivable for payments under the sale agreement. In May 1999, we acquired ORC Macro, a research, consulting and technology company based in the Washington, D.C. area. The acquisition of ORC Macro substantially increased our presence in the public sector. In August 2000, we acquired C/J Research, Inc., and in October 2000, we acquired SHS. The two acquisitions in 2000 allowed us to expand our service offerings into the areas of consumer research and communications services and to further expand in the area of information management.

We currently have three segments for financial reporting purposes:

•	social research;

•	U.K. market research; and

•	U.S. market research.

While our consolidated revenues grew from 2003 to 2005, our performance has varied from segment to segment. We have achieved strong performance in our social research segment, which has benefited from the U.S. federal government’s increased spending on health-related research and our success in winning new projects and renewing existing projects. During this period, our U.S. market research segment experienced slower growth as it recovered from weak economic conditions in the U.S. Our U.K. market research segment experienced stable revenues reflecting weak economic conditions in the U.K. Our former teleservices segment was sold at the end of 2005 as its revenue continued to decline, which resulted in increased losses.

Our operating income grew from 2003 to 2005, reflecting the strong performance in our social research segment and improvement in U.S. market research. In 2003, the loss of revenues in the U.S. market research segment led to the write-off of goodwill, which reduced its operating income by $6.0 million. There were no subsequent goodwill impairments in 2004 and 2005 for the U.S. market research segment.

Operating income levels in 2003 led to difficulty in complying with our loan agreement covenants and the resulting incurrence of amendment fees. As a result of a default under our senior credit facility in 2003, we incurred forbearance fees, and refinancing fees. In 2004 we refinanced all of our debt to extend our debt maturities, reduce our borrowing costs and relax certain financial covenants. In 2005 we also refinanced our previous secured and unsecured subordinated debt. See “Liquidity and Capital Resources — Credit Facilities” below.

The following are important factors that affect our results of operations:

Revenues: We generate our revenues from the hourly billings of professional staff, including part-time staff from call center services, and from charging our clients for the out-of-pocket costs and subcontracted services incurred for projects. In our market research and social research segments, revenues under fixed-price contracts are recognized on a proportional performance basis. Revenues under time-and-materials contracts and cost-reimbursement contracts are recognized as costs are incurred. The level of our revenues is affected by government spending patterns, general economic conditions, the competitiveness of our service offerings in the marketplace, and general market conditions that influence the demand for our specific services and pricing.

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

Selling, general and administrative expenses: These include expenses that are not directly related to project performance, including salaries, benefits and incentive compensation for executive management and support services including marketing, information technology, finance, and human resources. Also included are external expenses including insurance, legal, marketing, and audit, office space, support service expenses, travel and entertainment costs, training costs, directors’ fees, and other non-project related expenses.

Goodwill impairment: Our results in 2003 were impacted by goodwill impairment charges for our U.S. market research segment based on the decline in revenues and earnings for this segment. Our financial results in 2005 for discontinued operations were impacted by goodwill impairment charges in our former teleservices business.

Interest expense: Our results in 2003, 2004 and 2005 were impacted by fees charged by our lenders to renegotiate the terms of our credit agreements and by the non-cash write-off of unamortized loan fees when we refinanced our credit agreements in 2004 and unamortized loan fees and prepayment penalties incurred in conjunction with our 2005 refinancings. In July 2005, we also repurchased interests in the Company held by LLR. This transaction was financed with a fixed interest rate, unsecured subordinated loan. This increased interest expense by $1.2 million for the last five months in 2005 and will increase interest expense by $2.8 million per year through maturity in 2011.

Results of Operations

The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

	2003	2004	2005
Revenue	100.0%	100.0%	100.0%
Gross profit	28.3%	26.9%	27.1%
Selling, general and administrative expenses	21.2%	19.3%	19.4%
Operating income	1.4%	5.9%	5.9%
(Loss) income from continuing operations	(2.0)%	0.8%	0.9%
(Loss) income from discontinued operations	(3.5)%	0.5%	(3.2)%
Net (loss) income	(5.5)%	1.4%	(2.4)%

Comparison of 2004 to 2005

Revenues

Consolidated revenues increased $11.2 million, or 6.3%, from $179.0 million in 2004 to $190.2 million in 2005. Revenues increased $9.6 million, or 7.5%, in our social research business. Revenues increased $1.8 million or 6.9%, in U.S. market research, and increased $372,000, or 1.6%, in U.K. market research. Except for U.K. market research, where the appreciation of the U.S. dollar relative to the U.K. pound reduced revenues by $164,000, the increase in revenues in the various operating segments is primarily due to higher demand for services.

Cost of Revenues

Consolidated cost of revenues increased $7.7 million, or 5.9%, from $130.9 million in 2004 to $138.6 million in 2005 consistent with higher revenues in 2005 resulting from higher demand for our services. Gross profit as a percentage of revenues increased from 26.9% in 2004 to 27.1% in 2005. For the social research business, cost of revenues increased 10.0% from $93.2 million in 2004 to $102.5 million in 2005 and gross profit as a percentage of revenues declined from 27.3% in 2004 to 25.6% in 2005 reflecting an increase in the relative proportion of lower margin cost reimbursable projects. In U.S. market research, cost of revenues decreased 8.5% from $21.8 million in 2004 to $20.0 million in 2005 and the gross profit percentage increased from 16.0% in 2004 to 28.1% in 2005 reflecting increased efficiency and productivity. In addition, in 2004 we experienced a large cost overrun on one particular contract. For U.K. market research, cost of revenues increased 3.2% from $14.6 million in 2004 to $15.0 million in 2005 due to decreased productivity. Gross profit as a percentage of revenues for the U.K. market research decreased from 36.6% in 2004 to 35.6% in 2005.

Selling, General and Administrative Expense (“SG&A”)

Consolidated SG&A increased $2.3 million, or 6.7%, from $34.5 million in 2004 to $36.8 million in 2005. As a percentage of revenues, consolidated SG&A increased from 19.3% in 2004 to 19.4% in 2005. In 2005, we transferred our phone centers conducting U.S. market research from social research to U.S. market research. For the social research business, SG&A decreased slightly by $178,000 or 1%. The decreases in expense from the intercompany transfer of our phone centers and certain staff were offset by increased SG&A expense resulting from an investment in support for government cost reimbursable contracts. As a percentage of revenues, SG&A in social research decreased from 15.6% in 2004 to 14.4% in 2005. For U.S. market research, SG&A increased from $6.8 million in 2004 to $9.1 million in 2005, and as a percentage of revenue, increased from 26.3% in 2004 to 32.7% in 2005 due to the phone center transfer as explained above. For U.K. market research, SG&A increased $132,000 or 1.8%.

Depreciation and Amortization Expense

Consolidated depreciation and amortization expense increased 16.6% from $3.1 million in 2004 to $3.6 million in 2005 as a result of increases in the related asset base in 2005 in various business units due to our investment in technology, offset by reductions in other business units. As a percentage of revenues, depreciation and amortization expense increased from 1.7% in 2004 to 1.9% in 2005.

Goodwill Impairment Charge

In October 2004 and October 2005, we performed our annual goodwill impairment test in accordance with the Financial Accounting Standards Board’s (the “FASB”) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”). The goodwill impairment test requires us to estimate the fair value of our overall business enterprise at the reporting unit level. We estimated fair value using market comparables and a discounted cash flow analysis. Under the discounted cash flows method, we utilized projected revenue and cash flow forecasts, as well as assumptions of terminal v alue, together with an applicable discount rate, to determine fair value. We then compared the carrying value of this reporting unit to its fair value.

Based upon the results of these tests we determined that the estimated fair values of our business segments exceeded their book values. Under the market approach, fair value was determined by comparing our reporting units to similar businesses.

In our former teleservices business we wrote off impaired goodwill of $5.5 million as discussed below under “Discontinued operations.”

Management cannot provide assurance that additional impairment charges in our continuing operations will not be required in the future.

Interest and Other Non-Operating Expenses, Net

Consolidated interest and other non-operating expenses increased $197,000, or 2.7%, from $7.4 million in 2004 to $7.6 million in 2005. The increase was due to interest expense from a $20.0 million subordinated debt issue, offset in part with savings from refinancing and debt repayments. Included in 2004 is a $2.5 million refinancing charge and included in 2005 is a refinancing charge of $1.2 million and a charge of $1.3 million for the write-off of expenses incurred in connection with a discontinued equity offering.

Provision (Benefit) for Income Taxes

The consolidated provision for income taxes was $1.6 million for 2004 and $1.9 million for 2005. The provisions for these years are higher than the amounts that result from applying the federal statutory rate to income before income taxes, due to our not recognizing tax benefits for certain state and non-U.S. losses as well as increased state taxes from profitable business segments.

At December 31, 2004 we recorded a net valuation allowance of $2.3 million. At December 31, 2005, we recorded an additional valuation allowance of $660,000, resulting in a net valuation allowance of $3.0 million against state deferred tax assets related to certain subsidiaries because the realization of these future state tax benefits is not deemed to be more likely than not.

Discontinued Operations

In December 2005 we divested the teleservices business. We also commenced the closure of non-strategic market research operations and these closures are expected to be completed in the second quarter of 2006. The total income (loss) from discontinued segments was $911,000 in 2004 and $(6.2 million) in 2005. The loss on disposal of segment was $1.1 million in 2005.

The loss from discontinued operations in 2005 is attributable to a goodwill impairment charge for the teleservices business, net of tax benefits, of $3.6 million, a loss on sale of this unit, net of tax of $1.1 million, and operating results for the market research operations that were closed.

In September 2005 we evaluated the goodwill in our former teleservices segment to determine if there was any impairment. The evaluation resulted from deterioration in the performance of this segment. In accordance with Statement No. 142, we estimated the fair value of our overall business enterprise at the reporting unit level. We estimated fair value using market comparables, a discounted cash flow analysis, as well as a liquidation valuation approach. The results of these approaches were weighted to determine fair value. Under the market approach, fair value was determined by comparing our reporting units to similar businesses. Under the discounted cash flows method, we utilized projected revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of the reporting unit to its fair value.

The results of the analysis performed indicated that the recorded book value exceeded its estimated fair value, thus resulting in the write-off of the remaining goodwill of $5.5 million. Management believes that the decline in the fair value of the former teleservices segment was attributable to deterioration in performance and client concentration.

Net Income (Loss)

As a result of the foregoing, we incurred net income for 2004 of $2.4 million and a net (loss) for 2005 of $(4.5 million).

Comparison of 2003 to 2004

Revenues

Consolidated revenues increased $17.6 million, or 10.9%, from $161.4 million in 2003 to $179.0 million in 2004. Revenues increased $12.6 million, or 10.9%, in our social research business. Revenues increased $181,000 or 0.7%, in U.S. market research, and increased $2.5 million, or 12.0%, in U.K. market research. For U.K. market research, the decline of the U.S. dollar relative to the U.K. pound increased revenues by $2.4 million. Except for U.K. market research, where the increase in revenues was due to exchange rate fluctuations, the increase in revenues in the various operating segments is primarily due to higher demand for services.

Cost of Revenues

Consolidated cost of revenues increased $15.2 million, or 13.2%, from $115.7 million in 2003 to $130.9 million in 2004. Gross profit as a percentage of revenues declined from 28.3% in 2003 to 26.9% in 2004 due primarily to reduced profitability in the U.S. market research segment. In U.S. market research, cost of revenues increased 16.3% from $18.8 million in 2003 to $21.8 million in 2004 and the gross profit percentage decreased from 27.3% in 2003 to 16.0% in 2004. The decrease in profitability in the U.S. market research was due to large cost overruns on one particular contract, operational difficulties in our phone centers and underutilized professional staff. Because cost overruns of the magnitude experienced in 2004 have occurred infrequently in the past and because we have instituted new procedures to identify cost overruns at an earlier stage, and we believe we have corrected the operational difficulties in our phone centers, we do not expect profitability in the U.S. market research to continue to decrease. We expect that our increased backlog will be performed by presently underutilized professional staff, resulting in increased revenues and gross profits. For U.K. market research, cost of revenues increased 14.9% from $12.7 million in 2003 to $14.6 million in 2004 primarily due to the decline of the U.S. dollar relative to the U.K. pound which increased cost of revenues by approximately $1.5 million. Gross profit as a percentage of revenues decreased from 38.2% in 2003 to 36.6% in 2004. For the social research business, cost of revenues increased 9.8% from $84.9 million in 2003 to $93.2 million in 2004 and gross profit as a percentage of revenues increased from 26.6% in 2003 to 27.3% in 2004.

Selling, General and Administrative Expense

Consolidated SG&A increased $342,000, or 1.0%, from $34.2 million in 2003 to $34.5 million in 2004. As a percentage of revenues, consolidated SG&A decreased from 21.2% in 2003 to 19.3% in 2004. The decrease in SG&A expenses as a percentage of revenues was principally due to the cost reduction efforts implemented in U.S. market research, which included headcount reductions and cutbacks in discretionary spending. For the social research business, SG&A increased from $17.0 million in 2003 to $20.1 million in 2004, and as a percentage of revenues, increased from 14.7% in 2003 to 15.7% in 2004. For U.K. market research, the increase in 2004 versus 2003 SG&A of $1.0 million, or 16.9%, was principally attributable to exchange rate fluctuations.

Depreciation and Amortization Expense

Consolidated depreciation and amortization expense declined from $3.3 million in 2003 to $3.1 million in 2004.

Goodwill Impairment Charge

In October 2003, we performed our annual goodwill impairment test in accordance with Statement No. 142. Based upon the initial results of this test, we determined that the recorded book value of U.S. market research exceeded its fair value, as determined by a weighting of comparable company analyses and discounted cash flow models. Upon completion of the assessment, we recorded non-cash impairment charges of $6.0 million to reduce the carrying value of the goodwill in U.S. market research. See Note 3 to the Consolidated Financial Statements, “Goodwill and Other Intangibles,” for additional information.

We believe that the decline in the fair value of our U.S. market research business was attributable to the following:

•	A deterioration in general economic conditions;

•	An even greater decline in business to business market research activity; and

•	An expectation that recovery would be prolonged.

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

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses increased $2.4 million, or 47.5%, from $5.0 million in 2003 to $7.4 million in 2004. The increase was principally due to a $2.5 million charge for debt fees, principally the non-cash write-off of unamortized loan fees, related to debt that was refinanced during the second quarter of 2004.

Provision (Benefit) for Income Taxes

The provision for income taxes for 2003 was $609,000 and $1.6 million for 2004. The provisions for these years are higher than the amounts that result from applying the federal statutory rate to income before income taxes, due to our not recognizing tax benefits for certain state and non-U.S. losses as well as increased state taxes from profitable business segments.

At December 31, 2003 we recorded a net valuation allowance of $1.7 million. At December 31, 2004 we recorded an additional valuation allowance of $600,000, resulting in a net valuation allowance of $2.3 million against state deferred tax assets related to certain subsidiaries because the realization of these future state tax benefits is not deemed to be more likely than not.

Discontinued Operations

The (loss) income from discontinued operations was ($5.7 million) in 2003 and $911,000 in 2004. The loss in 2003 is primarily attributable to a goodwill impairment charge for the teleservices business of $10.0 million and $317,000 for the Korea subsidiary. We believe that the decline in the fair value of the teleservices business was attributable to the following:

•	A deterioration in general economic conditions;

•	An adverse impact on the outbound telemarketing industry arising from various federal and state regulations, including “do-not-call” and privacy regulations; and

•	Client concentration.

Net Income (Loss)

As a result of the foregoing, we incurred a net (loss) for 2003 of $(8.9 million) and net income for 2004 of $2.4 million.

Liquidity and Capital Resources

Cash Flows

At December 31, 2005, working capital was $18.4 million. Net cash provided by operating activities of continuing operations for 2004 was $2.9 million as compared to $7.6 million for 2005. For 2004, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization and other non-cash items, totaling $8.8 million, an increase of $710,000 in accounts payable, a decrease of $2.5 million in accrued expenses and other liabilities, offset by an increase in accounts receivable of $4.0 million. Growth in accounts receivable was due to the growth in fourth quarter 2004 revenues. Net cash provided by operating activities of discontinued operations was $2.8 million in 2004. For 2005, the net cash provided by operating activities was primarily generated by net income, after adjusting for depreciation and amortization and other non-cash items, totaling $6.9 million, an increase of $503,000 in accounts payable; a $3.4 million increase in accrued expenses and other liabilities; an increase in accounts receivable of $3.6 million; and a $500,000 decrease in other assets. Net cash provided by operating activities of discontinued operations was $1.5 million in 2005.

Investing activities from continuing operations for 2004 consisted of capital expenditures of $3.1 million. Investing activities from continuing operations for 2005 consisted of capital expenditures of $3.8 million. The majority of the spending on capital items was for the replacement of technology. Capital expenditures incurred in the discontinued operations totaled $1.2 million and $224,000 in 2004 and 2005, respectively.

In 2004, financing activities included a net reduction in borrowings totaling $2.6 million, payment of loan fees of $1.9 million, proceeds from the sale of our common stock under our various stock purchase plans and the exercises of stock options totaling $892,000, and repayments of our capital leases of $184,000. In 2005, financing activities included a net increase in borrowings totaling $15.5 million, due primarily to the issuance of $20.0 million of unsecured subordinated debt, net of loan repayments during 2005, used to finance the reacquisition of interests in the company held by LLR plus transaction costs of $414,000. Other financing activities included proceeds from the sale of our common stock under our various stock purchase plans and the exercises of stock options totaling $817,000 and repayments of our capital leases of $201,000

Credit Facilities

In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either the financial institution’s designated base rate (5.25% and 7.25% at December 31, 2004 and December 31, 2005, respectively) plus 100 basis points or LIBOR (3-month LIBOR was 2.56% and 4.54% at December 31, 2004 and December 31, 2005, respectively) plus 300 basis points. As of December 31, 2005, we had approximately $9.4 million of additional credit available under the Senior Revolving Facility.

In March 2005, we entered into a new secured term loan of $15.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Term Loan”). The Term Loan is for a five-year term and is secured by substantially all of our assets. The Term Loan carries an interest rate of LIBOR plus 350 basis points, requires principal payments of $750,000 per quarter and matures in 2010. The proceeds from the Term Loan and a drawdown from the Senior Revolving Facility were used to prepay the secured and unsecured subordinated notes in the combined amount of $20.5 million. We wrote-off unamortized fees in the amount of $813,000 and incurred prepayment penalties in the amount of $362,000 in connection with this transaction in the first quarter of 2005.

In July 2005, we issued $20.0 million of unsecured subordinated notes to The Royal Bank of Scotland. These notes mature in July 2011, carry cash interest of 14% per year and have no interim principal amortization. The proceeds from the issuance of these unsecured subordinated notes were used to finance the repurchase of interests in the Company held by LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. The transaction consisted of (i) the repurchase of 1,176,458 common shares purchased by LLR on September 1, 2000; (ii) a warrant to purchase 740,500 common shares; (iii) rights to convert the common shares into preferred shares with an annual dividend obligation of $1.2 million; (iv) anti-dilution rights and warrants; and (v) other rights. The transaction resulted in a $9.9 million decrease in income from continuing operations available to common shareholders.

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

We paid interest of $4.5 million, $5.1 million and $4.6 million for the years ended December 31, 2003, 2004, and 2005, respectively. Interest expense for 2004 and 2005 included the write-off of unamortized loan fees of approximately $2.5 million and $813,000, respectively, and $362,000 in prepayment penalties due to the refinancing of the credit facilities in the first quarter of 2005.

In September 2005, we entered into an interest rate cap agreement with Citizens Bank to hedge our interest rate risk exposure on the Term Loan due to its variable interest rate. The interest rate cap qualified as a cash flow hedge pursuant to FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities”. The interest rate cap is set at a LIBOR rate of 4.5%, has a remaining life matching the Term Loan, is based upon a notional amount of $13.5 million, and was purchased for a premium of $106,000. Changes in value of the interest rate cap will be reported as a component of Other Comprehensive Income and reclassified into earnings, as interest income, in the same period or periods during which the interest rate on the Term Loan exceeds 4.5%. For the year ended December 31, 2005, the value of the interest rate cap increased $18,000 (before taxes) and $12,000 (after taxes). Such amount was reflected in Other Comprehensive Income. No amounts were reclassified into earnings for the period ending December 31, 2005.

Capital Expenditures

We currently have no material capital expenditure commitments and no acquisition-related commitments. We believe that our current sources of liquidity and capital will be sufficient to fund our long-term obligations and working capital needs until May 2007, the time at which our revolving credit facility matures.

Contractual Obligations

The following table represents our contractual obligations at December 31, 2005:

	Payment Due by Period
	(in thousands)
	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$81,234	$9,659	$45,874	$25,701	$—
Capital lease obligations	369	152	217	—	—
Operating lease obligations	43,750	10,155	17,610	9,723	6,262
Purchase obligations	739	580	157	2	—

Total contractual obligations	$126,092	$20,456	$63,858	$35,426	$6,262

As of December 31, 2005, long-term debt obligations reflected in the table above includes expected interest payments on the Senior Revolving Facility and the unsecured subordinated debt. The annual interest on the Senior Revolving Facility is estimated based on LIBOR plus 300 basis points, which totaled 7.54% as of December 31, 2005, and the prime interest rate plus 100 basis points, which totaled 8.25% as of December 31, 2005 based on an estimated apportionment of the outstandings between the two interest rate options. The annual interest on the unsecured subordinated debt is fixed at 14%.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and the estimates will change under different assumptions or conditions.

We believe that the implementation of the following critical accounting policies, used in the preparation of our consolidated financial statements, introduces the most significant levels of judgments and estimates.

Revenue Recognition

Service revenue is recognized when earned, generally as work is performed in accordance with the provisions of the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Services performed vary from contract to contract and are not uniformly performed over the term of the arrangement. In our market research and social research segments, revenues under fixed-price contracts are recognized on a proportional performance basis. Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including survey design, data collection, survey analysis and presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provision for estimated contract losses, if any, is made in the period such losses are determined. Customers are obligated to pay as services are performed, and in the event that a client cancels the contract, the client is responsible for payment for services performed through the date of cancellation.

Revenues under cost-reimbursement contracts are recognized as costs are incurred. Applicable estimated profits are included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees or penalties related to performance are also considered in estimating revenues and profit rates based on actual and anticipated awards. See “Item 1, Business-Government Contracts” for a discussion of the types of contracts we have with the U.S. federal government.

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

In accordance with Statement No. 142, Goodwill and intangible assets that have indefinite useful lives are no longer amortized to expense. Goodwill is required to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided. Furthermore, Statement No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Management reviews goodwill and other intangible assets at least annually, and on an interim basis when conditions require, to evaluate events or changes in circumstances that may indicate impairment in the carrying amount of such assets. We use comparable company analyses and discounted cash flow models to determine the fair value of our reporting units and whether any impairment of goodwill exists. An impairment loss is recognized in the income statement in the period that the related asset is deemed to be impaired.

Other intangible assets with definite lives are amortized to expense, straight-line over their respective estimated useful lives.

Deferred Tax and Valuation Allowance

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered to be more likely than not to be realized in future periods.

At December 31, 2005 we had net deferred tax assets of $8.2 million before the application of a $3.0 million valuation allowance. Of this amount, $2.7 million is made up of state deferred tax assets of subsidiaries that have not been profitable. We recognize that it is not more likely than not that the future tax benefits of these assets will be realized. Accordingly, we have recorded a $3.0 million valuation allowance against these assets. We believe that all of the deferred tax assets for federal and non-U.S. income tax purposes will be fully realized. In order to fully realize these tax assets, we must have pre-tax earnings in the U.S. of $13.5 million.

Discontinued Operations

During 2005 we sold our teleservices business, which was previously identified as a reportable segment, and announced the closure of our market research operations in South Korea and Mexico. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the above segment and operations were classified as discontinued operations in 2005 and the financial results are reported as discontinued operations for all periods presented. Our future financial presentation for segment reporting will be impacted by the reallocation of certain charges.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), “Share-Based Payment.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

In April 2005, the SEC issued Release 2005-57, which allowed companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period as disclosed in the original Statement No. 123(R) release in December 2004.

We adopted Statement 123(R) on January 1, 2006, using the modified prospective method, whereby we will apply Statement 123(R) to new and modified awards beginning January 1, 2006. Additionally, we will be required to recognize compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures. The effect of adopting Statement 123(R) is estimated to result in approximately $705,000 of share based compensation expense in 2006.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Correction-a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

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

Statement No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted Statement No. 154 and will apply the provisions of this Statement if we encounter any circumstances that require the application of this standard.

Inflation and Foreign Currency Exchange

Inflation has not had a significant impact on our operating results to date, nor do we expect it to have a significant impact through 2006. Foreign currency exchange fluctuations did not have a material impact on our operating results from 2003 to 2005. It has not been our practice to enter into foreign exchange contracts, but such contracts may be used in the future if we deem them to be an appropriate resource to manage our exposure to movements in foreign currency exchange rates.

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

The following table provides information about the financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates as of December 31, 2005 by expected maturity dates.

	Interest Rate Sensitivity Principal (Notional) Amount by Expected Maturity Average Interest (Cap) Rate (In thousands)
	2006	2007	2008	2009	2010	There- after	Total	Fair Value 12/31/05
Liabilities
Long-term debt including current portion:
Variable rate debt:
LIBOR +3.0%, Prime +1%	—	$25,571	—	—	—	—	$25,571	$25,571
LIBOR +3.5%	$3,000	$3,000	$3,000	$3,000	$750	—	$12,750	$12,750
Fixed rate debt – 14.0%	—	—	—	—	—	$19,405	$19,405	$19,405
Interest Rate Derivative Financial Instrument Related to Debt
Interest Rate Cap:
Cap rate at 4.5%	—	—	—	—	$124	—	$124	$124

Presently the impact of a 25 and 50 basis points increase in interest rates on our variable debt (using the average debt balances during the year ended December 31, 2005 and interest rates at December 31, 2005) would not have a material impact on the Company’s results of operations for 2006.

Item 8.	Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, are presented beginning at page F-1 at the end of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The information required by Item 304 of Regulation S-K will be contained in the Company’s 2006 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2005, and is hereby incorporated by reference thereto.

Item 9A.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has not been any change in our internal control over financial reporting during our quarter ended December 31, 2005 that has significantly affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Except as set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item, including information with respect to directors, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Stockholders for 2006 (“2006 Proxy Statement”), to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2005 and is hereby incorporated by reference thereto.

We have adopted a Code of Conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Conduct is located on our website at www.opinionresearch.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment or waiver from a provision of the Code of Conduct, if any, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to certain topics by posting such information on our website at www.opinionresearch.com. Any shareholder may request this information in print form from the Company’s Secretary at 600 College Road East, Suite 4100, Princeton, NJ 08540.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K will be contained in the Company’s 2006 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2005, and is hereby incorporated by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be contained in the Company’s 2006 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2005, and is incorporated by reference thereto.

The following table provides information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	800,178		$6.62	1,218,918	(1)

Equity compensation plans not approved by security holders	190,000	(2)	$7.06	—

(1)	Amount includes shares reserved for issuance under 1997 Stock Incentive Plan, Opinion Research Corporation Employee Stock Purchase Plan, Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants, and the ORC Holdings, Ltd. Employee Share Ownership Plan.

(2)	Amount includes 90,000 non-plan options granted to Mr. Short on January 1, 2000 and 100,000 warrants issued to an investment advisor on May 26, 1999, as a form of compensation.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K will be contained in the Company’s 2006 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2005, and is hereby incorporated by reference thereto.

Item 14.	Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A will be contained in the Company’s 2006 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2005, and is incorporated by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant - Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33- 68428) filed with the Securities and Exchange Commission on September 3, 1993 (the “Form S-1”).

3.2	Amended and Restated By-Laws of the Registrant - Incorporated by reference to Exhibit 3.2 to the Form S-1.

4.1	Rights Agreement, dated September 13, 1996, between the Registrant and StockTrans, Inc. - Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on September 27, 1996.

4.2	Amendment to Rights Agreement dated August 8, 1998 - Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”).

4.3	Amendment No. 2 to Rights Agreement dated September 1, 2001 - Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2000 (the “2000 8-K”).

4.4	Opinion Research Corporation Designation of Series A Preferred Stock - Incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on September 27, 1996.

4.5	Opinion Research Corporation Designation of Series B Preferred Stock - Incorporated by reference to Exhibit 4.1 to the 2000 8-K.

4.6	Opinion Research Corporation Designation of Series C Preferred Stock - Incorporated by reference to Exhibit 4.2 to the 2000 8-K.

10.1	Employment Agreement between the Registrant and John F. Short - Incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the “1999 10-Q”).

10.2	Employment Agreement between the Registrant and Douglas L. Cox dated January 23, 2002 - Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

10.3	Employment Agreement between the Registrant and Frank J. Quirk dated January 25, 2002 - Incorporated by reference to Exhibit 10.3 to the 2001 10-K.

10.4	Employment Agreement between the Registrant and Kevin P. Croke dated January 23, 2002 - Incorporated by reference to Exhibit 10.5 to the 2002 10-K.

10.5	Employment Agreement between O.R.C. International Ltd. and Richard I. Cornelius dated December 12, 2001 - Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).

10.6	Employment Agreement among Opinion Research Corporation, ORC Consumer, Inc. and Terence W. Cotter dated August 31, 2000 - Incorporated by reference to Exhibit 10.1 to the 2000 8-K.

10.7	Employment Agreement among Opinion Research Corporation, and Gregory N. Mahnke dated February 22, 2002.*

10.8	Employment Agreement among Opinion Research Corporation, and Gerard J. Miodus dated January 23, 2002.*

10.9	Agreement between Macro International Inc. and Lewis D. Eigen dated October 31, 2001 - Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.10	1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.11	Amendment to the 1997 Stock Incentive Plan - Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “2001 10-Q”).

10.12	Opinion Research Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 8, 2000.

10.13	Opinion Research Corporation Stock Purchase Plan for Non-employee Directors and Designated Employees and Consultants - Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 25, 2000.

10.14	ORC Holdings, Ltd. Employee Share Ownership Plan - Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 5, 2001.

10.15	Business Loan and Security Agreement dated May 4, 2004 among Opinion Research Corporation, ORC Inc., Macro International Inc., ORC Protel, Inc., Social and Health Services, Ltd., ORC Holdings, Ltd., O.R.C. International Ltd and Citizens Bank of Pennsylvania and First Horizon Bank - Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarter ended June 30, 2004 (the “June 30, 2004 10-Q”).

10.16	Registration Rights Agreement dated May 26, 1999 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation – Incorporated by reference to Exhibit 10.9 to the 1999 10-Q.

10.17	Amendment No. 2 to the Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.11 to the 2000 8-K.

10.18	Amendment No. 1 to the Registration Rights Agreement dated September 1, 2000 among Opinion Research Corporation, Allied Capital Corporation and Allied Investment Corporation - Incorporated by reference to Exhibit 10.12 to the 2000 8-K.

10.19	Common Stock Warrant Issued by Opinion Research Corporation to Allied Capital Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.10 to the 1999 10-Q.

10.20	Amendment to Common Stock Purchase Warrant No. A-1 dated May 4, 2004 between Opinion Research Corporation and Allied Capital Corporation - Incorporated by reference to Exhibit 10.4 to the June 30, 2004 10-Q.

10.21	Common Stock Warrant Issued by Opinion Research Corporation to Allied Investment Corporation dated May 26, 1999 - Incorporated by reference to Exhibit 10.11 to the 1999 10-Q.

10.22	Amendment To Common Stock Purchase Warrant No. A-2 dated May 4, 2004 between Opinion Research Corporation and Allied Capital Corporation - Incorporated by reference to Exhibit 10.5 to the June 30, 2004 10-Q.

10.23	First Modification to Business Loan and Security Agreement and Other Loan Documents dated March 15, 2005 by and among Opinion Research Corporation, Macro International Inc., ORC Protel, LLC, Social and Health Services, Ltd., ORC Holdings, Ltd., O.R.C. International Ltd. and Citizens Bank of Pennsylvania and First Horizon Bank - Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.24	Second Modification to Business Loan Agreement and Security Agreement dated July 29, 2005 by and among Opinion Research Corporation, Macro International Inc., ORC Protel, LLC, Social and Health Services, Ltd., ORC Holdings, Ltd., ORC International Ltd., Citizens’ Bank and First Horizon Bank - Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2005.

10.25	Third Modification to Business Loan and Security Agreement dated November 30, 2005 by and among Opinion Research Corporation, Macro International Inc., ORC ProTel, LLC, Social and Health Services, Ltd., ORC Holdings, Ltd., ORC International Ltd., Citizens Bank of Pennsylvania and First Horizon Bank.*

10.26	Fourth Modification to Business Loan Agreement and Security Agreement dated January 18, 2006 by and among Opinion Research Corporation, Macro International Inc., Social and Health Services, Ltd., ORC Holdings, Ltd., ORC International Ltd., Citizens’ Bank and First Horizon Bank.*

10.27	Purchase Agreement dated March 25, 2005 by and among Opinion Research Corporation, LLR Equity Partners L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.28	First Amendment to Purchase Agreement dated May 6, 2005 by and among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2005.

10.29	Purchase Agreement dated July 29, 2005 by and among Opinion Research Corporation, LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2005.

10.30	Note Purchase Agreement by and among Opinion Research Corporation, Macro International Inc., ORC Protel, LLC, Social and Health Services, Ltd., ORC Holdings, Ltd., ORC International Ltd. and The Royal Bank Of Scotland - Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2005.

10.31	First Amendment to Senior Subordinated Note Purchase Agreement dated January 18, 2006 by and among Opinion Research Corporation, Macro International Inc., Social and Health Services, Ltd., ORC Holdings, Ltd., ORC International Ltd., and The Royal Bank Of Scotland.*

16.1	Letter from Ernst & Young LLP to Securities and Exchange Commission - Incorporated by reference to Exhibit 16 of the Registrant’s current report on Form 8-K filed August 13, 2004.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Grant Thornton LLP.*

23.2	Consent of Ernst &Young LLP.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPINION RESEARCH CORPORATION

By:	/s/ John F. Short

John F. Short, Chairman

Date:	March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ John F. Short John F. Short	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Douglas L. Cox Douglas L. Cox	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Dale J. Florio Dale J. Florio	Director

/s/ Brian J. Geiger Brian J. Geiger	Director

/s/ Steven F. Ladin Steven F. Ladin	Director

/s/ Robert D. LeBlanc Robert D. LeBlanc	Director

/s/ Frank J. Quirk Frank J. Quirk	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Opinion Research Corporation

We have audited the accompanying consolidated balance sheets of Opinion Research Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opinion Research Corporation and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial schedule (Schedule II-Valuation and Qualifying Accounts) for the years ended December 31, 2005 and 2004, listed in Item 15 of the 2005 Annual Report on Form 10-K, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 30, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Opinion Research Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Opinion Research Corporation and Subsidiaries for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Opinion Research Corporation and Subsidiaries for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey

March 30, 2006

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2004	2005
Assets
Current Assets:
Cash and cash equivalents	$419	$—
Accounts receivable:
Billed	24,017	26,959
Unbilled services	17,556	17,600

	41,573	44,559
Less: allowance for doubtful accounts	86	58

	41,487	44,501
Prepaid and other current assets	3,517	2,291
Assets of discontinued operations	2,610	505

Total current assets	48,033	47,297
Property and equipment, net	7,875	8,833
Intangibles, net	421	224
Goodwill	27,218	26,903
Deferred tax asset	1,271	4,893
Other assets	2,780	3,806
Assets of discontinued operations	10,085	212

	$97,683	$92,168

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,794	$6,269
Accrued expenses	8,499	11,705
Deferred revenues	4,265	4,156
Short-term borrowings	2,000	3,000
Other current liabilities	2,744	3,199
Liabilities of discontinued operations	1,310	586

Total current liabilities	24,612	28,915
Long-term debt	40,286	55,321
Other liabilities	1,390	1,517
Liabilities of discontinued operations	152	154
Redeemable Equity:
Preferred stock:
Series B - 10 shares designated, issued and outstanding, liquidation value of $10 per share at December 31, 2004 and none issued or outstanding at December 31, 2005	—	—
Series C - 588,229 shares designated, none issued or outstanding	—	—
Common stock, 1,176,458 shares issued and outstanding at December 31, 2004 and none issued or outstanding at December 31, 2005	8,900	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized:
Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,245,815 shares issued and 5,196,993 outstanding at December 31, 2004 and 5,409,148 shares issued and 5,360,326 outstanding at December 31, 2005	52	54
Additional paid-in capital	21,426	20,631
Retained earnings (deficit)	422	(14,002)
Treasury stock, at cost, 48,822 shares	(261)	(261)
Accumulated other comprehensive income (loss)	704	(161)

Total stockholders’ equity	22,343	6,261

	$97,683	$92,168

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2003	2004	2005
Revenues	$161,409	$178,967	$190,192
Cost of revenues	115,657	130,905	138,637

Gross profit	45,752	48,062	51,555
Selling, general and administrative expenses	34,171	34,513	36,827
Depreciation and amortization	3,255	3,073	3,584
Goodwill impairment charge	6,000	—	—

Operating income	2,326	10,476	11,144
Discontinued equity offering expense	—	—	1,334
Other non-operating expense (income), net	53	(301)	140
Interest expense, net	4,956	7,691	6,113

(Loss) income before provision for income tax	(2,683)	3,086	3,557
Provision for income taxes	609	1,571	1,919

(Loss) income from continuing operations	(3,292)	1,515	1,638
Discontinued Operations
(Loss) income from discontinued operations, net of tax (benefit) expense of $(2,774), $449 and $(2,918) in 2003, 2004 and 2005 respectively	(5,650)	911	(5,081)
Loss on disposal of segment, net of tax benefit of $549	—	—	(1,077)

	(5,650)	911	(6,158)

Net (loss) income	(8,942)	2,426	(4,520)

Repurchased LLR interests	—	—	(9,904)

Net (loss) income available to common shareholders	$(8,942)	$2,426	$(14,424)

Basic earnings per share
(Loss) income from continuing operations	$(0.54)	$0.24	$(1.39)
(Loss) income from discontinued operations	$(0.93)	$0.15	$(1.03)

Net (loss) income available to common shareholders	$(1.47)	$0.39	$(2.42)

Diluted earnings per share
(Loss) income from continuing operations	$(0.54)	$0.24	$(1.39)
(Loss) income from discontinued operations	$(0.93)	$0.14	$(1.03)

Net (loss) income available to common shareholders	$(1.47)	$0.38	$(2.42)

Weighted average common shares outstanding:
Basic	6,078,535	6,254,517	5,955,163
Diluted	6,078,535	6,445,301	5,955,163

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)			Total stockholders’ equity
	Common stock					Treasury stock
	Shares	Amount				Shares	Amount
Balance, December 31, 2002	4,880	$49	$19,302	$6,938	$(113)	49	$(261)	$25,915
Comprehensive loss:
Net loss	—	—	—	(8,942)	—	—	—	(8,942)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	624	—	—	624

Comprehensive loss								(8,318)
Exercise of stock options	21	—	117	—	—	—	—	117
Issuance of capital stock	98	1	384	—	—	—	—	385

Balance, December 31, 2003	4,999	$50	$19,803	$(2,004)	$511	49	$(261)	$18,099
Comprehensive income:
Net income	—	—	—	2,426	—	—	—	2,426
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	193	—	—	193

Comprehensive income								2,619
Exercise of stock options	143	1	348	—	—	—	—	349
Debt refinancing and other	—	—	733	—	—	—	—	733
Issuance of capital stock	104	1	542	—	—	—	—	543

Balance, December 31, 2004	5,246	$52	$21,426	$422	$704	49	$(261)	$22,343
Comprehensive loss:
Net loss	—	—	—	(4,520)	—	—	—	(4,520)
Other comprehensive loss:
Change in value of derivative, net of tax					12			12
Foreign currency translation adjustments	—	—	—	—	(877)	—	—	(877)

Comprehensive loss								(5,385)
Exercise of stock options	64	1	245	—	—	—	—	246
Issuance of capital stock	99	1	570	—	—	—	—	571
Repurchased LLR interests			(1,610)	(9,904)				(11,514)

Balance, December 31, 2005	5,409	$54	$20,631	$(14,002)	$(161)	49	$(261)	$6,261

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net (loss) income	$(8,942)	$2,426	$(4,520)
Less:
(Loss) income from discontinued operations	(5,650)	911	(5,081)
Loss from disposal of segment	—	—	(1,077)

(Loss) income from continuing operations	(3,292)	1,515	1,638
Adjustments to (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,255	3,073	3,584
Goodwill impairment charge	6,000	—	—
Loss on disposal of fixed assets	—	1	37
Amortization of original issue discount	147	555	562
Amortization of loan fees	1,015	2,756	803
Deferred income taxes	(1,187)	922	260
Changes in operating assets and liabilities:
Billed accounts receivable	(1,762)	(2,436)	(3,411)
Unbilled services	(3,158)	(1,611)	(205)
Other assets	(3,805)	(6)	500
Accounts payable	(127)	710	503
Accrued expenses	1,879	(4,696)	2,664
Deferred revenues	1,918	201	35
Other liabilities	1,379	1,967	663

Net cash provided by operating activities of continuing operations	2,262	2,951	7,633

Cash flows from investing activities:
Capital expenditures	(2,200)	(3,127)	(3,818)

Net cash used in investing activities of continuing operations	(2,200)	(3,127)	(3,818)

Cash flows from financing activities:
Borrowings under line-of-credit agreement	40,289	72,957	176,833
Repayments under line-of-credit agreement	(36,380)	(67,610)	(173,532)
Proceeds from the issuance of notes payable	—	22,203	35,000
Repayments of notes payable	(6,000)	(30,125)	(22,827)
Payments of loan origination and amendment fees	(1,829)	(1,850)	(1,141)
Payments for repurchased LLR interests and associated fees	—	—	(20,414)
Repayments under capital lease arrangements	(73)	(184)	(201)
Proceeds from the issuance of capital stock and exercise of options	502	892	817

Net cash used in financing activities of continuing operations	(3,491)	(3,717)	(5,465)

Net cash provided by operating activities of discontinued operations	4,680	2,771	1,473
Net cash used in investing activities of discontinued operations	(1,160)	(1,225)	(224)
Effect of exchange rate changes on cash and cash equivalents	381	9	(18)

Increase (decrease) in cash and cash equivalents	472	(2,338)	(419)
Cash and cash equivalents at beginning of period	2,285	2,757	419

Cash and cash equivalents at end of period	$2,757	$419	$—

Supplemental disclosures:
Cash paid for:
Interest	$4,480	$5,148	$4,654
Income tax	1,225	2,109	1,784
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$561	$193	$20

See notes to consolidated financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations, Principles of Consolidation, and Basis of Presentation

We were established in 1938 to apply the principles of general public opinion polling to marketing issues facing America’s largest companies. We evolved to provide social research, market research, information services, and marketing services. We perform public sector primary research and provide information technology, communications, and other consulting services, primarily to agencies of the United States federal government and state and local governments. We also assist our commercial clients in the evaluation, monitoring and optimization of their marketing and sales efforts, addressing issues such as customer loyalty and retention, market demand and forecasting, and corporate image and competitive positioning. The majority of our governmental projects are in the areas of health, education and international aid.

The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All inter-company transactions are eliminated upon consolidation.

During 2005 we sold our teleservices business, which was previously identified as a reportable segment, and announced the closure of our market research operations in South Korea and Mexico. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the above segment and operations were classified as discontinued operations in 2005 and the financial results are reported as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations in South Korea and Mexico are also presented separately as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at December 31, 2004 and 2005.

In Note 2, Goodwill and Other Intangibles Assets, the intangible asset balances as of December 31, 2004 have been adjusted to eliminate fully amortized intangibles to conform with the 2005 financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to revenue recognition, valuation allowances, and goodwill impairment. Actual results could differ from those estimates.

Revenue Recognition

Service revenue is recognized when earned, generally as work is performed in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition.” Services performed vary from contract to contract and are not uniformly performed over the term of the arrangement. In our market research and social research segments, revenues under fixed-price contracts are recognized on a proportional performance basis. Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including survey design, data collection, survey analysis and presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provision for estimated contract losses, if any, is made in the period such losses are determined. Customers are obligated to pay as services are performed, and in

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

the event that a client cancels the contract, the client is responsible for payment for services performed through the date of cancellation.

Revenues under cost-reimbursement contracts are recognized as costs are incurred. Applicable estimated profits are included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees or penalties related to performance are also considered in estimating revenues and profit rates based on actual and anticipated awards. See “Item 1, Business-Government Contracts” for a discussion of the types of contracts we have with the U.S. federal government.

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

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and revenues and expenses are translated using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income and are accumulated in stockholders’ equity. Because cumulative translation adjustments are considered a component of permanently invested, unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“Statement No. 123”) we have elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee option plans.

We also adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Stock-Based Compensation and Statement 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which was released in December 2002 as an amendment of Statement 123.

Under APB No. 25, no compensation expense was recognized at the time of the option grant if the exercise price of the employee stock option was fixed and was at least equal to or greater than the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options were known and fixed at the grant date.

If we had elected to recognize compensation expense based upon the fair value of the options granted at grant date as prescribed by Statement No. 123, net income (loss) and related per share amounts would have been adjusted to the pro forma amounts indicated in the table below:

	Year Ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Net (loss) income - as reported	$(8,942)	$2,426	$(4,520)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(365)	(291)	(236)

Net (loss) income - pro forma	$(9,307)	$2,135	$(4,756)

Repurchased LLR interests	—	—	9,904

Net (loss) income available to common shareholders - pro forma	$(9,307)	$2,135	$(14,660)

Basic earnings per share
Net income (loss) - as reported	$(1.47)	$0.39	$(2.42)
Net income (loss) - pro forma	$(1.53)	$0.34	$(2.46)
Diluted earnings per share
Net income (loss) - as reported	$(1.47)	$0.38	$(2.42)
Net income (loss) - pro forma	$(1.53)	$0.33	$(2.46)

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2004	2005
Expected dividend yield	0%	0%	0%
Expected stock price volatility	51.70%	53.00%	40.30%
Risk-free interest rate	4.00%	3.34%	4.23%
Expected life of options	7 years	7 years	7 years

The weighted average fair value of options granted during 2003, 2004 and 2005 was $3.02, $3.57 and $2.85 per share, respectively.

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(revised 2004), (Statement 123(R)), “Share-Based Payment”, using the modified prospective method, whereby we will apply Statement 123(R) to new and modified awards beginning January 1, 2006. We will therefore be required to recognize compensation expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The future impact is dependent upon if and when additional options are granted, estimated forfeitures, and the vesting period of the options. The effect of adopting Statement 123(R) is estimated to result in approximately $705,000 of share based compensation expense in 2006.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses and gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from net income (loss). Our other comprehensive income (loss) is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and changes in the value of derivatives used to hedge variable interest rates on our Term Loan. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying consolidated balance sheets.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

In accordance with Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets that have indefinite useful lives are no longer amortized to expense. Goodwill is required to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided. Furthermore, Statement No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Management reviews goodwill and other intangible assets at least annually, and on an interim basis when conditions require, to evaluate events or changes in circumstances that may indicate impairment in the carrying amount of such assets. We use comparable company analyses and discounted cash flow models to determine the fair value of our reporting units and whether any impairment of goodwill exists. An impairment loss is recognized in the income statement in the period that the related asset is deemed to be impaired.

Other intangible assets with definite lives are amortized to expense, straight-line over their respective estimated useful lives.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement No. 128, “Earnings per Share.” Basic earnings per share excludes dilution and is computed by dividing income (loss) from continuing operations available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Financial Instruments

Our carrying value of financial instruments approximates fair value because of the nature and characteristic of our financial instruments.

We entered into an interest rate cap agreement to limit our exposure to interest rate fluctuations. The interest rate cap qualified as a cash flow hedge pursuant to FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” Interest rate differentials to be received as a result of the interest rate on the related debt instrument exceeding the interest rate cap are accounted for by recording the interest received against the interest expense. Any changes in its fair value, net of income taxes, are recorded as a change in Accumulated Other Comprehensive Income and are not reflected in the Consolidated Statements of Operations.

We do not have derivative procedures in place to manage risks related to foreign currency fluctuations for our foreign operations.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces Statement 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” As originally issued in 1995, Statement 123 established, as preferable, the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

In April 2005, the SEC issued Release 2005-57, which allowed companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period as disclosed in the original Statement No. 123(R) release in December 2004.

On January 1, 2006, the Company adopted Statement 123(R), using the modified prospective method, whereby we will apply Statement 123(R) to new and modified awards beginning January 1, 2006. Additionally, we will be required to recognize compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures. The effect of adopting Statement 123(R) is estimated to result in approximately $705,000 of share based compensation expense in 2006.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Correction-a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

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

Statement No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted Statement No. 154 and will apply the provisions of this Statement if we encounter any circumstances that require the application of this standard.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

2.	Discontinued Operations

In December 2005 we entered into an agreement to sell the Company’s teleservices business, which was effective as of December 31, 2005, for the assumption of all the liabilities of the teleservices business, other than bank debt, and the possibility of receiving payments during the next five years based on its revenues over a specified threshold determined annually in accordance with a formula set forth in the sale agreement. As of December 31, 2005 we have not booked any receivable for payments under the sale agreement. Additionally, we announced the closure of our market research operations in South Korea and Mexico.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the above segment and operations were classified as discontinued operations in 2005 and the financial results are reported as discontinued operations for all periods presented.

The financial results of teleservices business and market research operations in South Korea and Mexico included in discontinued operations are as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
(Loss) income before income tax (benefit) expense	$(8,424)	$1,360	$(7,999)
Income tax (benefit) expense	(2,774)	449	(2,918)

(Loss) income from discontinued operations, net [1]	(5,650)	911	(5,081)
Loss on disposal of segment, net of tax benefit of $549 in 2005	—	—	(1,077)

	$(5,650)	$911	$(6,158)

1	Includes non-cash goodwill impairment charge recorded in 2003 of $10.0 million and $317,000 in the former teleservice business and Korean market research subsidiary respectively; and $5.5 million recorded in the former teleservice business in 2005.

The assets and liabilities of the discontinued operations in South Korea and Mexico are also presented separately as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at December 31, 2004 and 2005.

3.	Goodwill and Other Intangibles

As discussed in Note 1 to the Consolidated Financial Statements, under Statement No. 142 goodwill and intangible assets that have indefinite useful lives are no longer amortized. Instead, Statement No. 142 requires such assets to be reviewed for impairment annually, or more frequently if certain indicators arise, using the guidance specifically provided.

In the fourth quarter of 2003, we recorded non-cash impairment charges to reduce the carrying value of goodwill in the amount of $6.0 million in U.S. market research.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

3.	Goodwill and Other Intangibles (continued)

In October 2004 and 2005, we performed our goodwill impairment test based on Statement No. 142. Based upon the results of such tests we determined that the estimated fair values of our U.S. market research, U.K. market research and social research segments exceeded their book values as determined by a weighting of comparable company analyses and discounted cash flow models.

Management cannot provide assurance that additional impairment charges will not be required in the future if these segments do not achieve their future projections.

The changes in the carrying value of goodwill are as follows:

	U.S. Market Research	U.K. Market Research	Social Research	Consolidated
	(in thousands)
Balance at December 31, 2003	$2,390	$2,836	$21,781	$27,007
Foreign currency translation	—	211	—	211
Balance at December 31, 2004	$2,390	$3,047	$21,781	$27,218
Foreign currency translation	—	(315)	—	(315)

Balance at December 31, 2005	$2,390	$2,732	$21,781	$26,903

Our intangible assets consist of the following:

	December 31,
	2004	2005
	(in thousands)
Intangible assets subject to amortization
Non-competition agreements	$994	$994
Other	1,835	435

	$2,829	$1,429
Accumulated amortization	(2,408)	(1,205)

	$421	$224

Amortization expense for other intangibles for the years ended December 31, 2003, 2004 and 2005 was $523,000, $307,000 and $171,000, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

(in thousands)
2006	$19
2007	19
2008	19
2009	19
2010	19

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

4.	Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2004	2005
	(in thousands)
Billed receivables:
U.S. government departments and agencies	$12,961	$15,482
Commercial clients and other	11,056	11,477

	24,017	26,959

Unbilled receivables:
U.S. government departments and agencies	11,853	9,373
Commercial clients and other	5,703	8,227

	17,556	17,600

Accounts receivable, gross	41,573	44,559
Less: allowance for doubtful accounts	86	58

Accounts receivable, net	$41,487	$44,501

The unbilled receivables at December 31, 2004 and 2005 included $1.1 million and $832,000, respectively, of retainage under terms of the contracts which can only be invoiced upon completion of federal government indirect cost audits. We do not anticipate the collection of any of the retainage recorded at December 31, 2005 during 2006, but such amounts are classified as current assets in accordance with industry standards. One client in our social research business constituted 18% and 16% of net billed receivables at December 31, 2004 and December 31, 2005, respectively.

5.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2004	2005
	(in thousands)
Leasehold improvements	$5,402	$5,903
Computer equipment and software	13,384	14,445
Furniture, fixtures, and equipment	5,340	5,092
Equipment under capital lease obligations	893	878

	25,019	26,318
Less: accumulated depreciation and amortization	17,144	17,485

Property and equipment, net	$7,875	$8,833

Depreciation expense for the years ended December 31, 2003, 2004 and 2005 was $2.7 million, $2.8 million and $3.4 million, respectively.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

6.	Income Taxes

For financial reporting purposes, (loss) income from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Domestic	$(3,280)	$2,403	$4,360
Foreign	597	683	(803)

	$(2,683)	$3,086	$3,557

The provision (benefit) for income tax, consists of the following:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Current:
Federal	$403	$(460)	$1,563
State	1,074	897	629
Foreign	319	212	(13)

Total current	$1,796	$649	$2,179

Deferred:
Federal	$916	$862	$(153)
State	(2,096)	41	(70)
Foreign	(7)	19	(37)

Total deferred	$(1,187)	$922	$(260)

Provision (benefit) for income tax	$609	$1,571	$1,919

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

6.	Income Taxes (continued)

The difference between tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Statutory rate applied to pretax (loss) income from continuing operations	$(912)	$1,048	$1,207
Add (deduct):
State income taxes, net of federal benefit	1,313	605	369
Foreign rate differential	110	1	224
Effect of impairment and non-deductible goodwill amortization	126	—	—
Effect of other non-deductible expenses	48	138	158
Tax credits	(122)	(86)	(40)
Other	46	(135)	1

	$609	$1,571	$1,919

Our net deferred tax assets and liabilities consist of the following temporary differences:

	December 31,
	2004	2005
	(in thousands)
Deferred tax assets:
Reserve for doubtful accounts	$19	$—
Intangibles	1,676	1,415
Compensation	1,043	1,117
Accrued expenses	366	339
Federal net operating losses	—	2,756
State net operating losses	2,043	2,657
Shut down of foreign subsidiaries	—	613
Other	64	123

Total deferred tax assets	5,211	9,020
Less: Valuation allowance	(2,347)	(3,007)

	$2,864	$6,013

Deferred tax liabilities:
Fixed assets	(486)	(167)
Interest Rate Cap	—	(6)
Other	(827)	(666)

Total deferred tax liabilities	$(1,313)	$(839)

Net deferred tax assets	$1,551	$5,174

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

6.	Income Taxes (continued)

At December 31, 2005, we recorded net deferred tax assets related to losses from discontinued operations and losses from the sale of discontinued operations of approximately $3,369,000. In addition, these losses have created net operating loss carryforwards for federal income tax purposes of approximately $8,106,000. These net operating losses can be used to offset future taxable income and will expire in 2025 if not fully utilized. The income tax (benefit) expense from the (loss) income from discontinued operations was $(2.8 million), $449,000 and $(3.0 million) for the years ended December 31, 2003, 2004 and 2005 respectively. Income tax benefit from the disposal of our former teleservice business was $549,000 for the year ended December 31, 2005.

At December 31, 2005, the Company had approximately $2.7 million of state net operating losses available to offset the future taxable income of certain subsidiaries. If not used, these net operating losses will expire in varying amounts beginning in 2006 through 2025.

At December 31, 2004, we recorded a net valuation allowance of $2.3 million against state deferred tax assets related to certain subsidiaries since the realization of these future state tax benefits is not deemed to be more likely than not. In 2005, we increased the valuation allowance by $660,000 to $3.0 million at December 31, 2005.

At December 31, 2004 and 2005, we have net current deferred tax assets in the amount of $280,000 and $281,000, respectively, which are reported in the balance sheet in prepaid and other current assets. Income taxes paid in the U.S. in 2003, 2004 and 2005 are $1.0 million, $1.9 million and $1.6 million, respectively. Income taxes paid in the U.K. in 2003, 2004 and 2005 are $198,000, $217,000 and $201,000, respectively.

7.	Debt

Debt consists of the following:

	December 31,
	2004	2005
	(in thousands)
Senior Revolving Facility	$22,270	$25,571
Term Loan	—	12,750
Subordinated notes - secured	8,500	—
Subordinated notes - unsecured	11,516	20,000

Total debt	42,286	58,321
Less current maturities	2,000	3,000

Long-term portion	$40,286	$55,321

In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either the financial institution’s designated base rate (5.25% and 7.25% at December 31, 2004 and December 31, 2005, respectively) plus 100 basis points or LIBOR (3-month LIBOR was 2.56% and 4.54% at December 31, 2004 and December 31, 2005, respectively) plus 300 basis points. As of December 31, 2005, we had approximately $9.4 million of additional credit available under the Senior Revolving Facility.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

7.	Debt (continued)

In May 2004, we also issued $10.0 million of secured subordinated notes (the “Secured Subordinated Notes”‘) and $12.0 million of unsecured subordinated notes (the “Unsecured Subordinated Notes”‘) to Allied Capital Corporation (“Allied Capital”). We used the proceeds of the borrowings under the Senior Revolving Facility, the Secured Subordinated Notes and the Unsecured Subordinated Notes to repay all debt outstanding at May 4, 2004.

In conjunction with these facilities, we incurred additional costs of approximately $1.4 million which were included in other long term assets in our consolidated financial statements and amortized over the remaining terms of the facilities. Due to the refinancing of the credit facilities, we also wrote off the unamortized loan fees of approximately $2.5 million as interest expense, which included payments of $345,000 made in 2004 related to the retired debt in the second quarter of 2004.

At December 31, 2004, the Secured Subordinated Notes carried an interest rate of 10.0%, required principal payments of $500,000 per quarter, and were set to mature in November 2007, while the Unsecured Subordinated Notes carried a fixed interest rate of 15.5%; 13.0% payable quarterly in cash, and 2.5%, payable in cash, or deferred, and included in the outstanding principal balance until maturity in May 2009. In exchange for consideration received in connection with this debt, we extended the term of existing warrants held by Allied Capital and Allied Investment Corporation (together, “Allied”‘) from May 2007 to the later of May 2009 or the third anniversary of the repayment date. These warrants were issued in 1999 to Allied and were for the purchase of 437,029 shares of our common stock at an exercise price of $5.422 per share. The extension of these warrants was valued at $616,000 and was being accreted through interest expense over the life of the Unsecured Subordinated Notes.

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

In July 2005, we issued $20.0 million of unsecured subordinated notes to The Royal Bank of Scotland. These notes mature in July 2011, carry interest of 14% per year and have no interim principal amortization. The proceeds from the issuance of these unsecured subordinated notes were used to finance the repurchase of interests in the Company held by LLR Equity Partners, L.P. and LLR Equity Partners Parallel, L.P. (“LLR”). The transaction consisted of the repurchase of 1,176,458 common shares purchased by LLR on September 1, 2000, a warrant to purchase 740,500 common shares, rights to convert the common shares into preferred shares with an annual dividend obligation of $1.2 million, anti-dilution rights and warrants, as well as other rights. The transaction resulted in a $9.9 million decrease in income from continuing operations available to common shareholders.

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

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

7.	Debt (continued)

Aggregate maturities of debt for the years ending December 31 are as follows:

(in thousands)
2006	$3,000
2007	28,571
2008	3,000
2009	3,000
2010	750
Thereafter	20,000

We paid interest of $4.5 million, $5.1 million and $4.6 million for the years ended December 31, 2003, 2004 and 2005, respectively. Interest expense for 2004 and 2005 included the write-off of unamortized loan fees of approximately $2.5 million and $813,000, respectively, and $362,000 in prepayment penalties due to the refinancing of the credit facilities in the first quarter of 2005.

In September 2005, we entered into an interest rate cap agreement with Citizens Bank to hedge our interest rate risk exposure on the Term Loan due to its variable interest rate. The interest rate cap qualified as a cash flow hedge pursuant to FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities”. The interest rate cap is set at a LIBOR rate of 4.5%, has a remaining life matching the Term Loan, is based upon a notional amount of $13.5 million and was purchased for a premium of $106,000. Changes in value of the interest rate cap will be reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the interest rate on the Term Loan exceeds 4.5%.

For the year ended December 31, 2005, the value of the interest rate cap increased by approximately $18,000 (before taxes) and $12,000 (after tax), such amount was reflected in Other Comprehensive Income. No amounts were reclassified into earnings for the year ended December 31, 2005.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

8.	Leases

Future minimum payments required under capital and operating leases that have non-cancelable lease terms in excess of one year are as follows:

	Capital Leases	Operating Leases
	($ in thousands)
2006	$152	$10,155
2007	145	9,063
2008	72	8,546
2009	—	6,827
2010	—	2,897
Thereafter	—	6,262

Total minimum lease payments [1]	369	$43,750

Less amounts representing interest	36

Capitalized lease payments	$333

1	Minimum lease payments have not been reduced by minimum sublease rentals of $126,000 due in the future under noncancelable subleases.

At December 31, 2004 and 2005, current capital lease obligations of $194,000 and $130,000 were recorded in the balance sheet in other current liabilities, respectively and $328,000 and $203,000 were recorded in the balance sheet in long-term liabilities, respectively. Rent expense under operating leases was $8.0 million, $8.8 million and $9.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. Real estate taxes, insurance and maintenance expenses generally are obligations of our company and, accordingly, are not included as part of rental payments. The Company subleases space at various office locations under noncancelable sublease agreements. Rent expense for the years ended December 31, 2003, 2004 and 2005, include sublease income of approximately $134,000, $176,000, and $287,000, respectively. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on similar properties.

9.	Redeemable Equity

In accordance with Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities,” which requires securities with redemption features, including those that become exercisable only upon a change-in-control, be classified outside of permanent equity, we separately classified certain of our equity instruments purchased by LLR that contained such change-in-control redemption rights.

Pursuant to the terms of a September 1, 2000 Purchase Agreement, we sold, and LLR purchased, in a private placement; 1) 1,176,458 shares of the our Common Stock; 2) 10 shares of the Series B Preferred Stock; and 3) warrants to purchase 740,500 shares of our Common Stock at an exercise price of $12.00 per share, for aggregate gross proceeds of $10.0 million. The warrants were exercisable from the date of issuance and were to expire in 2010. If we sold shares of Common Stock in the future at a per share price below $8.50, the exercise price of the warrants would have been proportionately reduced and certain contingent warrants issued to LLR at an exercise price of $.01 per share would have become exercisable.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

9.	Redeemable Equity (continued)

The holders of Series B Preferred Stock were entitled to nominate and elect two directors to our board of directors. The holders of the Series B Preferred Stock were not entitled to receive dividends. In the event of liquidation, each share of the Series B Preferred Stock was entitled to a liquidation preference of $10.00 per share and we could redeem the outstanding shares of Series B Preferred Stock at any time LLR’s shareholdings was below 10% of our outstanding common shares, at a per share amount equal to the greater of the fair market value or the liquidation preference.

At any time after the fifth anniversary of the closing, LLR could have exchanged each share of Common Stock for one-half of a share of our Series C Preferred Stock. After conversion, the holders of Series C Preferred Stock were entitled to receive cumulative quarterly cash dividends at an annual rate of $2.04 per share. In the event of liquidation, each share of the Series C Preferred Stock was entitled to a liquidation preference of $17.00 per share plus all accrued and unpaid dividends. Each share of Series C Preferred Stock was convertible at all times into two shares of Common Stock. The holders of Series C Preferred Stock were entitled to vote on all matters before the common holders, as a single class with the Common Stock, on an as if converted basis. Additionally, holders of Series C Preferred Stock as a class, could also nominate and elect two additional directors to our board of directors, subject to the maintenance by LLR of certain specified ownership percentages.

In the event of (i) the sale of substantially all of the assets of the Company, (ii) any consolidation or merger of the Company into another corporation or entity in which the stockholders of the Company immediately prior to such transaction hold less than 50% of the Company’s voting power immediately after such transaction, or (iii) any transactions in which in excess of 50% of the Company’s voting power is transferred to one or more affiliated persons, the holders of the Series B Preferred Stock and the Series C Preferred Stock could have required us to redeem such securities at their liquidation preferences of $10.00 and $17.00 per share, respectively.

Given that such redemption features were not solely within the control of the Company, the Series B Preferred Stock and the 1,176,458 shares of Common Stock held by LLR (which could have been exchanged into shares of Series C Preferred Stock), were presented separately as Redeemable equity from stockholders’ equity in our consolidated balance sheets at December 31, 2004. The 1,176,458 shares of Common Stock held by LLR were carried at their aggregate fair value at issuance of $8.9 million, and no changes were made to such carrying value as no change-in-control of the Company was considered probable. Finally, because the rights to exchange shares of Common Stock into shares of Series C Preferred Stock could not be transferred by LLR to any parties other than affiliates of LLR, these rights would have terminated upon any resale or transfer of the 1,176,458 shares of Common Stock held by LLR to an unaffiliated entity. Accordingly, upon the occurrence of any such resale or transfer, we would have had to reclassify a pro-rata portion of the carrying value of such Common Stock into stockholders’ equity.

In July 2005, we repurchased interests in the Company held by LLR for a total of $20.4 million (which includes $400,000 of related costs). The transaction consisted of the repurchase of the 1,176,458 common shares purchased by LLR on September 1, 2000, 740,500 warrants to purchase common shares, rights to convert the common shares into preferred shares with an annual dividend obligation of $1.2 million, anti-dilution rights and warrants, as well as other rights. The transaction resulted in a $9.9 million decrease in income from continuing operations available to common shareholders and a reduction of additional paid in capital of $1.6 million.

The Company incurred costs of $1.3 million in a discontinued equity offering which proceeds were to be used to purchase the LLR interests.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

10.	Benefit Plans

We maintain a defined contribution pension and profit sharing plan covering substantially all domestic employees (“the ORC Plan”‘) except for two of our domestic subsidiaries, ORC Macro and Social Health Services (“SHS”) which maintained separate profit sharing and 401(k) plans (the “ORC Macro Plans” and the “SHS Plans”).

Employees may contribute up to 50% of their annual salary but not to exceed the maximum allowable under the Internal Revenue Code; $13,000 and $14,000 for 2004 and 2005, respectively. The respective board of directors may elect to match employees’ contributions or contribute to the profit sharing plan. The ORC Plan assets included 157,500 and 43,500 shares of our common stock as of December 31, 2004 and 2005, respectively.

We contributed $399,000, $325,000 and $398,000 to the ORC Plan in 2003, 2004 and 2005, respectively. Under the ORC Macro Plans we contributed $1.9 million, $2.1 million and $2.6 million in 2003, 2004 and 2005, respectively. Under the SHS Plans we contributed $446,000, $460,000 and $665,000 in 2003, 2004 and 2005, respectively.

In 2005, we established a self-insured health insurance plan (the “Health Care Benefits Plan”). The Health Care Benefits Plan provides medical benefits to our domestic employees and is administered by a third party. In 2005, we incurred total costs of $851,000, $2.4 million and $983,000 to cover claims and administrative fees for U.S. market research, ORC Macro and SHS employees, respectively. At December 31, 2005, we accrued outstanding costs of $155,000, $435,000 and $160,000 for U.S. market research, ORC Macro and SHS employees, respectively.

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

For 2003, 2004 and 2005, all outside directors were granted the “formula number” of 5,000 shares. In addition, each director who chaired a committee was granted options to purchase an additional 5,000 shares of our common stock for each committee chaired.

Non-employee Directors’ options terminate seven years from the date of grant or the first anniversary after the optionee ceases to serve as a member of the board of directors for any reason. Any options of a Non-employee Director that are not exercisable when he or she ceases to serve as a member of the board of directors will terminate as of the termination of the Non-employee Director’s service on the board of directors. In 2005, two directors’ service as members of the board of directors were terminated as part of the repurchase of our interests from LLR. The unvested options of these directors were deemed to be fully vested as part of the repurchase agreement.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

11.	Stock Options (continued)

Stock Option transactions were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding Balance at December 31, 2002	1,099,972	$6.54
2003
Granted	110,000	$5.29
Canceled	(234,791)	6.31
Exercised	(21,000)	5.58

Outstanding Balance at December 31, 2003	954,181	$6.63
2004
Granted	222,500	$6.24
Canceled	(154,665)	6.40
Exercised	(186,334)	6.41

Outstanding Balance at December 31, 2004	835,682	$6.63
2005
Granted	200,000	$5.76
Canceled	(21,804)	7.09
Exercised	(123,700)	5.20

Outstanding Balance at December 31, 2005	890,178	$6.62

The following table presents the dollar ranges of stock option exercise prices relating to outstanding and exercisable stock options at December 31, 2005:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Shares	Remaining Life (Years)	Weighted Average Price	Shares	Weighted Average Price
$0.00 - $5.00	25,000	1.77	$5.00	25,000	$5.00
$5.01 - $6.00	317,000	5.10	5.39	152,000	5.32
$6.01 - $7.00	293,078	5.03	6.30	134,745	6.26
$7.01 - $8.00	35,100	2.37	7.48	35,100	7.48
$8.01 - $9.00	220,000	1.01	8.88	220,000	8.88

	890,178	3.86	$6.62	566,845	$7.04

In January 2000, 90,000 non-plan options issued, with an exercise price equal to the market value of the stock at the date of grant, to Mr. John Short were vested and outstanding as of December 31, 2005. All such non-plan options have a vesting period of three years and a life of seven years. All non-plan options are included in the previously presented option table.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

11.	Stock Options (Continued)

Options exercisable at December 31, 2003, 2004 and 2005 were 780,273, 559,656 and 566,845, respectively. Exercise prices for options outstanding as of December 31, 2005 for the plan ranged from $5.00 to $8.875 per share. The weighted average remaining term of the outstanding options is 3.9 years. As of December 31, 2005, there were 311,905 shares available for grant under the 1997 Stock Incentive Plan.

We have 1,277,529 and 537,029 warrants issued and outstanding with a weighted average exercise price of $9.23 and $5.42 as of December 31, 2004 and 2005 respectively. These warrants are immediately exercisable.

At December 31, 2005, we have reserved an aggregate of 2,646,125 shares of common stock for issuance upon the exercise or conversion of all outstanding securities and the purchase of common stock under various stock purchase plans (see Note 12).

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

The following table summarizes the number of shares issued under the various plans for the years ended December 31, 2004 and 2005, respectively:

	December 31,
	2004	2005
Qualified Plan	66,294	63,835
Non-Qualified Plan	34,642	34,654
U.K. Plan	8,047	2,634

As of December 31, 2005, approximately 510,505, 229,711 and 166,797 shares remained available for future issuance under the Qualified Plan, Non-Qualified Plan, and the U.K. Plan, respectively.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

13.	Split-dollar Life Insurance and Officer Loan

We have entered into an agreement with a trust established in the name of Mr. John Short. Under the agreement, we pay certain premiums on the life insurance policy on Mr. Short, to which the trust is the beneficiary. We have been assigned certain rights to the assets of the trust as collateral for the premium paid on this life insurance policy. The cumulative premiums paid prior to 2003, which totaled $324,000 are recorded in other assets in the accompanying consolidated balance sheets. In the event the policy is terminated, Mr. Short has guaranteed the repayment of the amount due from his trust, and has pledged certain of his personal assets to us to collateralize such guarantee. The annual amounts paid in 2003 to 2005 of $46,000 were treated as compensation expense by us and as income to Mr. Short.

Over several years, we made loans to certain executive officers bearing an interest rate of 9.5%. The current corporate policy prohibits the making of loans to any officers or directors. We currently have an outstanding loan made to Mr. Short, which has been grandfathered. Including accrued interest, the aggregate amount of indebtedness outstanding at December 31, 2004 and 2005 was $156,000. This amount was recorded in other current assets in our consolidated financial statements.

14.	Segments

We identify segments based on our internal reporting to management and our board of directors which reflects our geographic locations and industries in which we operate. We currently have three reportable segments: U.S. market research, U.K. market research, and social research. We measure segment profits as operating profit, which is defined as income before interest and other non-operating expenses and income taxes. Information on segments and a reconciliation to the appropriate consolidated totals, are as follows:

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

14.	Segments (continued)

(in thousands)	U.S. Market Research	U.K. Market Research	Social Research	Total Segments	Other	Divested Entities	Consolidated
Year Ended December 31, 2003:
Revenues from external customers	$25,788	$20,487	$115,591	$161,866	$(457)		$161,409
Depreciation and amortization	1,120	485	1,606	3,211	44		3,255
Goodwill impairment charge	6,000	—	—	6,000	—		6,000
Operating (loss) income	(10,757)	1,167	12,158	2,568	(242)		2,326
Interest and other non- operating expenses, net							5,009
Loss before income tax expense							(2,683)
Provision for income tax from continuing operations							609
Loss from continuing operations							(3,292)
Loss from discontinued operations, net						(5,650)	(5,650)
Net loss							(8,942)
Total assets	20,479	11,641	53,582	85,702	464	11,408	97,574
Capital expenditures	212	370	1,555	2,137	63	1,160	3,360
Year Ended December 31, 2004:
Revenues from external customers	$25,969	$22,945	$128,238	$177,152	$1,815		$178,967
Depreciation and amortization	876	586	1,564	3,026	47		3,073
Operating (loss) income	(3,544)	588	13,433	10,477	(1)		10,476
Interest and other non-operating expenses, net							7,390
Income before income tax expense							3,086
Provision for income tax from continuing operations							1,571
Income from continuing operations							1,515
Income from discontinued operations, net						911	911
Net income							2,426
Total assets	14,143	12,046	57,954	84,143	845	12,695	97,683
Capital expenditures	261	990	1,831	3,082	45	1,225	4,352
Year Ended December 31, 2005:
Revenues from external customers	$27,769	$23,317	$137,823	$188,909	$1,283		$190,192
Depreciation and amortization	781	778	1,957	3,516	68		3,584
Operating (loss) income	(2,058)	175	13,467	11,584	(440)		11,144
Interest and other non- operating expenses, net							7,587
Income before income taxes							3,557
Provision for income tax from continuing operations							1,919
Income from continuing operations							1,638
Loss from discontinued operations, net						(5,081)	(5,081)
Loss on disposal of segment, net						(1,077)	(1,077)
Net loss							(4,520)
Total assets	15,946	11,482	62,756	90,184	1,267	717	92,168
Capital expenditures	645	466	2,583	3,694	124	224	4,042

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

14.	Segments (continued)

International long-lived assets were $4.5 million in 2003, $5.5 million in 2004 and $4.8 million in 2005. In 2003, 2004 and 2005, revenues from two customers of the social research segment represented $51.3 million, $59.0 million and $68.4 million, respectively. Revenues from the U.S. federal government represented $95.3 million, $108.8 million and $111.6 million in 2003, 2004 and 2005, respectively. Revenues in the “Other” category were generated primarily from our Asian operations. As this segment is not significant, its’ results are not presented separately.

15.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) from operations per share:

	Year Ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
(Loss) income from continuing operations	$(3,292)	$1,515	$1,638
Repurchased LLR Interest	—	—	(9,904)

(Loss) income from continuing operations available to common shareholders	$(3,292)	$1,515	$(8,266)
(Loss) income from discontinued operations	$(5,650)	$911	$(6,158)

Net (loss) income available to common shareholders	$(8,942)	$2,426	$(14,424)

Weighted average shares outstanding
Basic	6,079	6,254	5,955
Effect of dilutive potential common shares	—	191	—

Diluted	6,079	6,445	5,955

Basic earnings per share
(Loss) income from continuing operations	$(0.54)	$0.24	$(1.39)
(Loss) income from discontinued operations	$(0.93)	$0.15	$(1.03)
Net (loss) income available to common shareholders	$(1.47)	$0.39	$(2.42)
Diluted earnings per share
(Loss) income from continuing operations	$(0.54)	$0.24	$(1.39)
(Loss) income from discontinued operations	$(0.93)	$0.14	$(1.03)
Net (loss) income available to common shareholders	$(1.47)	$0.38	$(2.42)

For the year ended December 31, 2004, there were 276,902 options and 740,500 warrants outstanding to purchase our common shares that were not included in the computation of diluted earnings per share because inclusion would have been anti-dilutive.

For the year ended December 31, 2005, there were 512,600 options outstanding to purchase our common shares that were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive. The 740,500 warrants previously held by LLR were repurchased by the Company during the quarter ended September 30, 2005.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

16.	Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
2004
Revenues	$43,311	$45,122	$44,929	$45,605
Gross Profit	12,187	12,426	12,473	10,976
Income (loss) from continuing operations	642	(484)	777	580
Income from discontinued operations	296	247	224	144
Net income (loss)	938	(237)	1,001	724
Basic earnings per share
Income (loss) from continuing operations	0.10	(0.08)	0.12	0.09
Income (loss) from discontinued operations	0.05	0.04	0.04	0.02
Net income (loss)	0.15	(0.04)	0.16	0.11
Diluted earnings per share
Income (loss) from continuing operations	0.10	(0.07)	0.12	0.09
Income (loss) from discontinued operations	0.05	0.04	0.03	0.02
Net income (loss)	0.15	(0.04)	0.15	0.11
Weighted average shares outstanding
Basic	6,149	6,242	6,289	6,337
Diluted	6,335	6,486	6,484	6,480
2005
Revenues	$46,243	$48,954	$46,585	$48,410
Gross Profit	12,919	13,773	12,310	12,553
Income (loss) from continuing operations	393	1,586	(606)	265
Loss from discontinued operations	(251)	(245)	(4,048)	(1,614)
Net income (loss)	142	1,341	(4,654)	(1,349)
Repurchased LLR interests	—	—	9,904	—
Net income (loss) available to common shareholders	142	1,341	(14,558)	(1,349)
Basic earnings per share
Income (loss) from continuing operations	0.06	0.25	(0.11)	0.05
(Loss) income from discontinued operations	(0.04)	(0.04)	(0.72)	(0.30)
Net income (loss)	0.02	0.21	(2.58)	(0.25)
Diluted earnings per share
Income (loss) from continuing operations	0.06	0.24	(0.11)	0.05
(Loss) income from discontinued operations	(0.04)	(0.04)	(0.72)	(0.30)
Net income (loss)	0.02	0.20	(2.58)	(0.25)
Weighted average shares outstanding
Basic	6,405	6,436	5,643	5,352
Diluted	6,606	6,683	5,643	5,452

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

17.	Stockholders’ Derivative Lawsuit

On December 2, 2004, several persons who purported to be stockholders of the Company filed a derivative complaint against the Company and its directors in the Chancery Court of the State of Delaware challenging the decision to repurchase certain interests in the Company held by LLR. The plaintiffs alleged, among other things, that the purchase price the Company intended to pay for certain of the interests held by LLR would constitute a waste of corporate assets. The complaint further alleged that, in approving the offering and the repurchase of the interests held by LLR, the directors did not act on the Company’s behalf or on behalf of its stockholders but, rather, breached their fiduciary duties of good faith and loyalty to the Company and its stockholders. Finally, the complaint alleged that Janney Montgomery Scott LLC (“JMS”), an independent valuation firm, materially overvalued the LLR interests in its opinion to the Company’s board of directors that the Company’s repurchase of the LLR interests was fair, from a financial point of view, to the stockholders other than LLR.

Thereafter, the Company and LLR modified the terms on which the repurchase would be completed, the Company issued senior subordinated notes to finance the repurchase and, in July of 2005, the Company repurchased all of LLR’s interests in the Company for $20 million. The plaintiffs then amended their complaint to challenge the repurchase as completed but again alleged that the Company paid too much for the LLR interests, that the directors breached their duties of good faith and loyalty in approving the repurchase on the modified terms and that JMS overvalued the LLR interests when it opined that the repurchase of the LLR interests was fair from a financial point of view, to the stockholders other than LLR.

We have not accrued any costs, beyond incurred legal costs, for expense relating to this matter as the Company and its directors believe plaintiff’s allegations have no merit and we intend to vigorously defend the actions challenged in the plaintiff’s amended complaint. Any expense to be incurred in conjunction with this matter cannot reasonably be estimated at this time.

18.	Business Restructuring

In December 2005, we announced the closure of our market research operations in South Korea and Mexico due to inconsistent operating results and a determination the above operations were not strategic in providing the Company’s services to its global clients. The cost of implementing the above plan is estimated to result in cumulative charges of $530,000. The Company incurred charges of $471,000 for the year ended December 31, 2005 as detailed below:

	Termination Benefits	Incremental Depreciation	Other Costs	Total
	(in thousands)
Initial accrual - December 2005	$254	$47	$170	$471
Cash Payments - 2005	(77)	—	(3)	(80)
Non-cash activity - 2005	—	(47)	—	(47)
Foreign Exchange - 2005	4	—	4	8

Restructuring Reserve as of December 31, 2005	$181	$—	$171	$352

The above amounts were included in loss from discontinued operations in the accompanying consolidated statements of operations. We expect to incur charges of $59,000 in 2006 for termination benefits and other costs. We expect substantially all of the restructuring costs to be paid by the second quarter of 2006.

Schedule II - Valuation and Qualifying Account

OPINION RESEARCH CORPORATION

(in thousands)

Rule 12-09. Valuation and Qualifying Accounts

	Balance at beginning of period (a)	Additions			Deductions (d)		Balance at end of period
Description		Charged to costs and expenses (b)	Charged to other accounts (c)
Year ended December 31, 2003:
Reserves and allowances deducted from asset account:
Allowance for Doubtful Accounts [3]	$348	$—	$—		$12	[1]	$336
Deferred tax valuation allowance [3]	—	—	1,747	[2]	—		1,747
Year ended December 31, 2004:
Reserves and allowances deducted from asset account:
Allowance for Doubtful Accounts [3]	$336	$—	$—		$243	[2]	$93
Deferred tax valuation allowance [3]	1,747	—	600	[2]	—		2,347
Year ended December 31, 2005:
Reserves and allowances deducted from asset account:
Allowance for Doubtful Accounts [3]	$93				$27	[2]	$66
Deferred tax valuation allowance [3]	2,347	—	660	[2]	—		3,007

1	Uncollectible accounts written-off.

2	Reserve revaluation.

3	Adjusted for discontinued operations.

S-1