Form 10-Q
period 2006-03-31
OPINION RESEARCH CORP
filed 2006-05-15
CIK 911673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Common Stock, $0.01 Par Value – 5,421,087 shares as of May 5, 2006.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2005	March 31, 2006
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$—	$996
Accounts receivable:
Billed	26,959	23,911
Unbilled services	17,600	20,308

	44,559	44,219
Less: allowance for doubtful accounts	58	4

	44,501	44,215
Prepaid expense and other current assets	2,291	4,479
Assets of discontinued operations	505	316

Total current assets	47,297	50,006

Property and equipment, net	8,833	9,052
Intangibles, net	224	221
Goodwill	26,903	26,934
Deferred tax asset	4,893	2,738
Other assets	3,806	3,453
Assets of discontinued operations	212	—

	$92,168	$92,404

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,269	$6,599
Accrued expenses	11,705	8,428
Deferred revenues	4,156	4,172
Short-term borrowings	3,000	3,000
Other current liabilities	3,199	2,499
Liabilities of discontinued operations	586	152

Total current liabilities	28,915	24,850

Long-term debt	55,321	57,744
Other liabilities	1,517	2,607
Liabilities of discontinued operations	154	—

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,409,148 shares issued and 5,360,326 outstanding at December 31, 2005 and 5,437,354 shares issued and 5,388,532 outstanding at March 31, 2006	54	54
Additional paid-in capital	20,631	20,886
Accumulated deficit	(14,002)	(13,395)
Treasury stock, at cost, 48,822 shares	(261)	(261)
Accumulated other comprehensive loss	(161)	(81)

Total stockholders’ equity	6,261	7,203

	$92,168	$92,404

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,
	2005	2006
Revenues	$46,243	$47,354
Cost of revenues	33,324	34,122

Gross profit	12,919	13,232

Selling, general and administrative expenses	9,196	9,200
Depreciation and amortization	778	925

Operating income	2,945	3,107

Interest and other non-operating expense, net	2,302	1,630

Income before provision for income tax expense	643	1,477

Provision for income tax expense	250	724

Income from continuing operations	$393	$753

Discontinued Operations
Loss from discontinued operations, net of tax (benefit) expense of $(132) and $1 in 2005 and 2006 respectively	$(251)	$(146)

Net income	$142	$607

Basic Earnings per common share:
Income from continuing operations	$0.06	$0.14

Loss from discontinued operations	$(0.04)	$(0.03)

Net income per common share	$0.02	$0.11

Diluted Earnings per common share:
Income from continuing operations	$0.06	$0.14

Loss from discontinued operations	$(0.04)	$(0.03)

Net income per common share	$0.02	$0.11

Weighted average shares outstanding:
Basic	6,404,723	5,388,454
Diluted	6,605,578	5,432,793

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2005	2006
Cash flows from operating activities:
Net income	$142	$607
Less:
Loss from discontinued operations	(251)	(146)

Income from continuing operations	393	753
Adjustments to income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	778	925
Loss on disposal of fixed assets	1	—
Amortization of original issue discount	562	—
Amortization of loan fees	369	50
Provision for doubtful accounts	—	60
Deferred income tax	10	(21)
Equity based compensation	—	127
Changes in operating assets and liabilities:
Billed accounts receivable	31	2,974
Unbilled services	(823)	(2,679)
Other assets	(1,163)	192
Accounts payable	259	324
Accrued expenses and other liabilities	1,473	(3,269)
Deferred revenues	542	15

Net cash provided by (used in) operating activities of continuing operations	2,432	(549)

Cash flows from investing activities:
Capital expenditures	(873)	(1,109)

Net cash used in investing activities of continuing operations	(873)	(1,109)

Cash flows from financing activities:
Net borrowings under line-of-credit agreement	4,322	3,173
Proceeds from the issuance of notes payable	15,000	—
Repayments of notes payable	(20,577)	(750)
Payments of loan origination and amendment fees	(75)	(106)
Repayments under capital lease arrangements	(60)	(37)
Proceeds from the issuance of capital stock and exercise of options	170	128

Net cash (used in) provided by financing activities of continuing operations	(1,220)	2,408

Net cash provided by operating activities of discontinued operations	415	235
Net cash used in investing activities of discontinued operations	(124)	—
Effect of exchange rate changes on cash and cash equivalents	(5)	11

Increase in cash and cash equivalents	625	996
Cash and cash equivalents at beginning of period	419	—

Cash and cash equivalents at end of period	$1,044	$996

Supplemental disclosures:
Cash paid for:
Interest	$1,285	$1,492
Income tax	176	326

See notes to consolidated financial statements

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

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

The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All inter-company transactions are eliminated upon consolidation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. For further information, reference should be made to the consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2005. For purposes of this report, “Opinion Research,” the “Company,” “we,” “our,” “us” or similar references mean Opinion Research Corporation and its consolidated subsidiaries unless the context requires otherwise.

Certain reclassifications and format changes have been made to prior year amounts to conform to the current period’s presentation. In Note G, Goodwill and Other Intangible Assets, fully amortized intangible asset balances have been adjusted to reflect only unamortized intangible assets.

NOTE B – DISCONTINUED OPERATIONS

In December 2005 we entered into an agreement to sell the Company’s teleservices business, previously identified as a reportable segment, for the assumption of all the liabilities of the teleservices business, other than bank debt, and the possibility of receiving payments during the next five years based on its revenues over a specified threshold determined annually in accordance with a formula set forth in the sale agreement. As of March 31, 2006, we have not booked any receivable for payments under the sale agreement. Additionally, we announced the closure of our market research operations in South Korea and Mexico due to inconsistent operating results and a determination that these operations were not strategic in providing the Company’s services to its global clients.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the above segment and operations are classified as discontinued operations and the financial results are reported as discontinued operations for all periods presented.

The financial results of the former teleservices business and market research operations in South Korea and Mexico included in discontinued operations are as follows:

	Three months ended March 31,
	2005	2006
	(in thousands)
Loss before income tax	$383	$145
Income tax (benefit) expense	(132)	1

Loss from discontinued operations, net	$251	$146

The assets and liabilities of the discontinued operations in South Korea and Mexico are also presented separately as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at December 31, 2005 and March 31, 2006.

NOTE C - CREDIT FACILITIES

In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizen’s Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either the financial institution’s designated base rate (7.75% at March 31, 2006,) plus 100 basis points or LIBOR (3-month LIBOR was 5.00% at March 31, 2006) plus 300 basis points. As of March 31, 2006, there was approximately $6.3 million of additional credit available under the Senior Revolving Facility.

In March 2005, we entered into a new secured term loan of $15.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Term Loan”). The Term Loan is for a five-year term and is secured by substantially all of our assets. The Term Loan carries an interest rate of LIBOR plus 350 basis points, requires principal payments of $750,000 per quarter and matures in 2010. The proceeds from the Term Loan and a drawdown from the Senior Revolving Facility were used to prepay secured and unsecured subordinated notes in the combined amount of $20.5 million. We wrote-off unamortized fees in the amount of $813,000 and incurred prepayment penalties in the amount of $362,000 in connection with this transaction in the first quarter of 2005.

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

NOTE D – DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

We use derivative financial instruments to mitigate market risk from changes in interest rates. We do not use derivative financial instruments for speculative purposes.

In September 2005, we entered into an interest rate cap agreement with Citizens Bank to hedge our interest rate risk exposure on the Term Loan due to its variable interest rate. The interest rate cap qualified as a cash flow hedge pursuant to SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” The interest rate cap is set at a LIBOR rate of 4.5%, has a remaining life matching the Term Loan, was based upon a notional amount of $13.5 million, and was purchased for a premium of $106,000. Changes in the fair value of the interest rate cap are reported as a component of Other Comprehensive Income and reclassified into earnings in the period or periods during which the interest rate on the Term Loan exceeds 4.5%.

For the period ended March 31, 2006, the value of the interest rate cap increased by approximately $52,000 (before taxes) and $34,000 (after tax); such amount is reflected in Other Comprehensive Income. No amounts were reclassified into earnings for the period ended March 31, 2006.

NOTE E - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2005	2006
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$393	$753
Loss from discontinued operations	(251)	(146)

Net income	$142	$607

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding	6,405	5,388
Effect of dilutive potential common shares	201	45

Denominator for diluted earnings per share	6,606	5,433

Basic earnings per share
Income from continuing operations	$0.06	$0.14
Loss from discontinued operations	$(0.04)	$(0.03)
Net income	$0.02	$0.11

Diluted earnings per share
Income from continuing operations	$0.06	$0.14
Loss from discontinued operations	$(0.04)	$(0.03)
Net income	$0.02	$0.11

For the three month period ended March 31, 2005, there were 266,900 options and 740,500 warrants outstanding to purchase our common shares that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

For the three month period ended March 31, 2006, there were 640,078 options outstanding to purchase our common shares that were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive. The 740,500 warrants previously held by the LLR Partnerships were repurchased by the Company during the quarter ended September 30, 2005.

NOTE F - STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), we had previously elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee option plans.

We had also adopted the disclosure-only provisions of SFAS No. 123, Stock-Based Compensation and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which was released in December 2002 as an amendment to Statement 123.

Under APB No. 25, no compensation expense was recognized at the time of the option grant if the exercise price of the employee stock option was fixed and was at least equal to or greater than the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options were known and fixed at the grant date.

On January 1, 2006, the Company adopted SFAS Statement No. 123(R), “Share-Based Payment,” using the modified prospective method, whereby we apply Statement 123(R) to new and modified awards beginning January 1, 2006 and recognize compensation expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The adoption of Statement 123(R) resulted in approximately $127,000 of share-based compensation expense for the three months ended March 31, 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for options granted prior to January 1, 2006 and a lattice based option model for option grants issued in 2006. We are applying a lattice based option pricing model for new options as it allows for the variation of assumption inputs overtime, thus, potentially resulting in a better estimate of fair value.

The following weighted-average assumptions were used for options granted during the three months ended March 31, 2005 and 2006:

	Three months ended March 31,
	2005	2006
Expected dividend yield	0%	0%
Expected stock price volatility	45.1%	53.8%
Risk-free interest rate	4.0%	4.8%
Expected life of options	7 years	7 years

If we had elected to recognize compensation expense based upon the fair value of the options granted at grant date as prescribed by Statement No. 123, net income and related per share amounts would have been adjusted to the proforma amounts indicated in the table below:

Three months ended March 31, 2005
(in thousands, except per share amounts)
Net income - as reported	$142
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(64)

Net income - pro forma	$78

Basic earnings per share
Net income - as reported	$0.02
Net income - pro forma	$0.01
Diluted earnings per share
Net income - as reported	$0.02
Net income - pro forma	$0.01

The number of options granted during the three months ended March 31, 2005 and 2006 was 50,000 and 122,500, respectively. The weighted average fair value of options granted during the three months ended March 31, 2005 and 2006 was $3.44 and $3.13 per share, respectively. We recognized compensation expense of $102,000 for the three months ended March 31, 2006.

The number of shares purchased through our various Stock Purchase Plans at 85% of the lower of the fair market value at the beginning or end of the quarter, was 27,042 and 27,855 for the three months ended March 31, 2005 and 2006, respectively. We recognized compensation expense of $25,000 for the three months ended March 31, 2006.

NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill by segment for the three months ended March 31, 2006 are as follows:

	U.S. Market Research	U.K. Market Research	Social Research	Consolidated
	(in thousands)
Balance at January 1, 2006	$2,390	$2,732	$21,781	$26,903
Foreign currency translation	—	31	—	31

Balance at March 31, 2006	$2,390	$2,763	$21,781	$26,934

The components of intangible assets are as follows:

	December 31, 2005	March 31, 2006
	(in thousands)
Intangible assets subject to amortization
Non-competition agreements	$994	$—
Other	435	440

	$1,429	$440
Accumulated amortization	(1,205)	(219)

	$224	$221

Amortization of intangible assets for the three months ended March 31, 2005 and 2006 was $55,000 and $4,000, respectively. The estimated aggregate amortization expense for the remainder of 2006 and each of the five succeeding years is as follows:

(in thousands)
2006	$14
2007	18
2008	18
2009	18
2010	18
2011	18

NOTE H - COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the three months ended March 31, 2005 and 2006 were:

	Three Months Ended March 31
	2005	2006
	(in thousands)
Net income	$142	$607
Other comprehensive (loss) income:
Change in value of derivative, net of tax of $18	—	34
Foreign currency translation adjustment	(149)	46

Comprehensive (loss) income	$(7)	$687

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

(in thousands)	U.S. Market Research	U.K. Market Research	Social Research	Total Segments	Other	Divested Entities	Consolidated
Three months ended March 31, 2005
Revenues from external customers	$6,403	$5,437	$33,858	$45,698	$545		$46,243
Operating (loss) income	(566)	(28)	3,641	3,047	(102)		2,945
Interest and other non- operating expenses, net							2,302
Income before income tax expense							643
Provision for income tax expense - continuing operations							250
Income from continuing operations							393
Discontinued operations, net						(251)	(251)
Net income							142

Three months ended March 31, 2006
Revenues from external customers	$6,582	$5,621	$34,664	$46,867	$487		$47,354
Operating (loss) income	(541)	124	3,690	3,273	(166)		3,107
Interest and other non- operating expenses, net							1,630
Income before income tax expense							1,477
Provision for income tax expense - continuing operations							724
Income from continuing operations							753
Discontinued operations, net						(146)	(146)
Net income							607

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes forward-looking statements. In general, statements other than statements of historical facts contained in this report, including statements regarding revenues, selling, general and administrative expenses, profitability, financial position, business strategy, and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including among other things:

•	fluctuations in demand for our services;

•	competition;

•	our dependence on key personnel;

•	government funding of social research projects;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	domestic and global economic, credit and capital market conditions;

•	foreign exchange fluctuations;

•	changes in tax laws or the administration of these laws;

•	regulatory or judicial proceedings;

•	the outcome of the stockholders’ derivative litigation; and

•	certain other risks described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

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

Overview

We provide research services to governments and commercial clients in North America, Europe and Asia. We collect customer, market, employee and demographic data by utilizing computer-assisted telephone interviews, internet-based data collection techniques, personal interviews, mail questionnaires, and other means. After collecting the data, we analyze, develop and present to our clients cohesive reports which provide insights regarding their programs, operations or, products and services. Our services are designed to help our clients manage and evaluate public policy programs and funding decisions, sell products, and improve their corporate image and competitive position. Our government clients include some of the largest U.S. federal agencies including the Substance Abuse and Mental Health Services Administration, the United States Agency for International Development, the Centers for Disease Control and Prevention, and the National Institutes of Health. We have served some of these clients for over 20 years. Our commercial clients include a diverse base of major national and multi-national corporations in the automotive, consumer goods and services, energy, financial services, health care, information technology, retail and trade, and telecommunications industries. We have served the commercial research market since 1938.

We currently have three segments for financial reporting purposes:

•	Social Research;

•	U.K. market research; and

•	U.S. market research.

Our consolidated revenues increased in the three months ended March 31, 2006 as compared to the comparable period in 2005, reflecting improvement in each of our segments.

Our operating income increased in the three-month period ended March 31, 2006, as a result of increased revenues partially offset by increased costs of revenues and increased depreciation and amortization expense.

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

Selling, general and administrative expenses: These include expenses that are not directly related to project performance, including salaries, benefits and incentive compensation for executive management and support services including marketing, information technology, finance and human resources. Also included are external expenses including insurance, legal, marketing, audit, office space and support service expenses, travel and training costs, directors’ fees and other non-project related expenses.

On January 1, 2006, we adopted SFAS Statement No. 123(R), “Share-Based Payment,” using the modified prospective method, whereby we apply Statement 123(R) to new and modified awards beginning January 1, 2006 and recognize compensation expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The adoption of Statement 123(R) resulted in approximately $127,000 of share-based compensation expense for the three months ended March 31, 2006.

As of March 31, 2006, we estimated $1.1 million of unrecognized stock-based compensation expense relating to unvested awards. We expect to be recognize this expense over a weighted average period of 2 years.

Interest expense: Our results in the three months ended March 31, 2006 were impacted by interest expense on the term loan refinancing and the unsecured subordinated debt financing which occurred in March and July 2005 respectively, and rising interest rates on our variable debt.

Results of Operations

The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

	Three Months Ended March 31,
	2005	2006
Revenue	100.0%	100.0%
Gross Profit	27.9%	27.9%
SG&A	19.9%	19.4%
Operating income	6.4%	6.6%
Income from continuing operations	0.8%	1.6%
Loss from discontinued operations	-0.5%	-0.3%
Net income	0.3%	1.3%

Comparison of the three-month periods ended March 31, 2005 and 2006

Consolidated revenues increased $1.1 million, or 2.4%, from $46.2 million in the first quarter of 2005 to $47.3 million in the first quarter of 2006. Revenues increased by $806,000, or 2.4%, in the social research segment, $184,000, or 3.4%, in the U.K. market research segment, and $179,000, or 2.8%, in the U.S. market research segment. The increase in revenues in the various operating segments was primarily due to higher demand for services, except for the U.K. market research, where the appreciation of the U.S. dollar relative to the U.K. pound reduced revenues by $445,000.

Consolidated cost of revenues increased $798,000, or 2.4%, from $33.3 million in the first quarter of 2005 to $34.1 million in the first quarter of 2006, consistent with increased revenues. Gross profit as a percentage of revenues remained constant at 27.9% in the first quarter of 2005 and 2006. In the social research segment, cost of revenues increased $595,000, or 2.4%, from $25.0 million in 2005 to $25.5 million in 2006, while gross profit as a percentage of revenues remained constant at 26.3% in 2005 and 2006. In the U.K. market research segment, cost of revenues increased $199,000, or 5.9%, from $3.4 million in 2005 to $3.6 million in 2006, while gross profit as a percentage of revenues in the U.K. market research segment decreased from 37.9% in 2005 to 36.4% in 2006. Cost of revenues in the U.K. market research were reduced by $283,000 from currency fluctuations. In the U.S. market research segment, cost of revenues remained constant at $4.5 million in 2005 and 2006, while gross profit as a percentage of revenues increased from 30.0% in 2005 to 31.7% in 2006, reflecting increased efficiency and productivity.

Selling, general and administrative (“SG&A”) expenses was essentially unchanged at $9.2 million. As a percentage of revenues, consolidated SG&A expenses decreased from 19.9% in 2005 to 19.4% in 2006. In the U.S. market research segment, SG&A expenses increased $201,000 from $2.3 million in 2005 to $2.5 million in 2006, or as a percentage of revenues, from 36.0% in 2005 to 38.1% in 2006. The increase in the U.S. market research segment SG&A expenses included stock-based compensation expense of $127,000 resulting from our adoption of SFAS No. 123(R). The increase was offset by a $178,000 decrease in the U.K. market research segment from $1.9 million in 2005 to $1.7 million in 2006, or as a percentage of revenues from 35.0% in 2005 to 30.6% in 2006. The decrease in SG&A expense in the U.K. market research segment was due to a $136,000 appreciation of the U.S. dollar relative to the U.K. pound. There was a slight decrease of $25,000 in the social research segment, or as a percentage of revenues, a decrease from 14.3% in 2005 to 13.9% in 2006.

Depreciation and amortization expense increased $147,000, or 18.9%, from $778,000 in 2005 to $925,000 in 2006 as a result of increases in the related asset base in 2006 in the social research and U.K. market research segments, due to our investment in technology, offset by reductions in the U.S. market research business unit. As a percentage of revenues, depreciation and amortization expense increased from 1.7% in 2005 to 2.0% in 2006.

Interest expense decreased $663,000, or 29.1%, from $2.3 million in the first quarter of 2005 to $1.6 million in the first quarter of 2006 due to a refinancing charge of $1.2 million, and the lower cost of debt incurred in the March 2005 refinancing. The decrease was partially offset by rising interest rates on our variable rate debt, and interest expense from the subordinated debt issued in July 2005.

Other non-operating expense, net, decreased by $9,000 from $23,000 in the first quarter of 2005 to $14,000 in the first quarter of 2006 primarily due to non-cash foreign exchange income.

The provision for income tax expense for the first quarter of 2005 and 2006 was $250,000 and $724,000, respectively. The income tax provision is higher than statutory rates in 2005 and 2006, respectively, due to the fact that we are not deriving tax benefits from certain state and non-U.S. losses.

In December 2005, we divested our former teleservices business. We also commenced the closure of non-strategic international market research operations due to inconsistent operating results and a determination that these operations were not strategic in providing the Company’s services to its global clients. These closures are expected to be completed in the second quarter of 2006. Loss from discontinued operations, net of tax, was $251,000 and $146,000 in the first quarter of 2005 and 2006 respectively.

As a result of the foregoing, net income increased from $142,000 in the first quarter of 2005 to $607,000 in the first quarter of 2006.

Liquidity and Capital Resources

Cash Flows

At March 31, 2006, working capital was $25.1 million. Net cash provided by operating activities for the three- month period ended March 31, 2005 was $2.4 million compared to net cash used in operating activities of $549,000 for the same period in 2006. For the three-month period ended March 31, 2005, the net cash provided by operating activities was primarily generated by income from continuing operations of $393,000, adjusted for depreciation and amortization, and other non-cash items, totaling $1.7 million, increase in accounts payable of $259,000, increase in accrued expenses and other liabilities of $2.0 million, offset by increases in accounts receivable and other assets of $792,000 and $1.2 million, respectively. Net cash provided by operating activities of discontinued operations for the three month period ended March 31, 2005 was $415,000. For the same period in 2006, the net cash used in operating activities was primarily generated by income from continuing operations of $753,000, adjusted for depreciation and amortization, and other non-cash items, totaling $1.1 million, decreases in accrued expenses and other liabilities of $3.2 million, decreases in accounts receivable and other assets of $295,000 and $192,000, respectively, offset by an increase in accounts payable of $324,000. Net cash provided by operating activities of discontinued operations for the three month period ended March 31, 2006 was $235,000.

Investing activities for the three-month period ended March 31, 2005 consisted of capital expenditures of $873,000 as compared to $1.1 million for the same period in 2006. The majority of the spending on capital items was for the replacement of technology. Capital expenditures incurred in discontinued operations for the three month period ended March 31, 2005 totaled $124,000.

Financing activities for the three-month period ended March 31, 2005 included a net decrease in borrowings totaling $1.3 million, payments for loan amendment fees and capital leases of $75,000 and $60,000 respectively, offset in part by proceeds from the sale of our common stock under our various stock purchase plans and the exercises of stock options totaling $170,000. Financing activities for the three-month period ended March 31, 2006, included a net increase in borrowings of $2.4 million, payments for loan amendment fees and capital leases of $106,000 and $37,000, respectively, and proceeds of $128,000 from the sale of our common stock under our various stock purchase plans.

Credit Facilities

In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizen’s Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility is for a three-year term and is secured by substantially all of our assets. The Senior Revolving Facility carries an interest rate at our discretion of either the financial institution’s designated base rate (7.75% at March 31, 2006,) plus 100 basis points or LIBOR (3-month LIBOR was 5.00% at March 31, 2006) plus 300 basis points. As of March 31, 2006, there was approximately $6.3 million of additional credit available under the Senior Revolving Facility.

In March 2005, we entered into a new secured term loan of $15.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Term Loan”). The Term Loan is for a five-year term and is secured by substantially all of our assets. The Term Loan carries an interest rate of LIBOR plus 350 basis points, requires principal payments of $750,000 per quarter and matures in 2010. The proceeds from the Term Loan and a drawdown from the Senior Revolving Facility were used to prepay secured and unsecured subordinated notes in the combined amount of $20.5 million. We wrote-off unamortized fees in the amount of $813,000 and incurred prepayment penalties in the amount of $362,000 in connection with this transaction in the first quarter of 2005.

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

In September 2005, we entered into an interest rate cap agreement with Citizens Bank to hedge our interest rate risk exposure on the Term Loan due to its variable interest rate. The interest rate cap qualified as a cash flow hedge pursuant to SFAS No. 133. The interest rate cap is set at a LIBOR rate of 4.5%, has a remaining life matching the Term Loan, is based upon a notional amount of $13.5 million, and was purchased for a premium of $106,000. Changes in the fair value of the interest rate cap are reported as a component of Other Comprehensive Income and reclassified into earnings in the period or periods during which the interest rate on the Term Loan exceeds 4.5%.

For the period ended March 31, 2006, the value of the interest rate cap increased by approximately $52,000 (before taxes) and $34,000 (after tax); such amount is reflected in Other Comprehensive Income. No amounts were reclassified into earnings for the period ended March 31, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risk since December 31, 2005 that would have a material effect on the Company’s risk exposure as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The following table provides information about the financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the expected principal cash flows and related weighted average interest rates as of March 31, 2006 by expected maturities.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest (Cap) Rate

(in thousands)

	2006	2007	2008	2009	2010	2011	There after	Total	Fair Value 3/31/2006
Liabilities
Long-term debt including current portion:
Variable rate debt:
LIBOR + 3.0%, Prime +1%	$—	$28,744	$—	$—	$—	$—	$—	$28,744	$28,744
LIBOR + 3.5%	2,250	3,000	3,000	3,000	750	—	—	12,000	12,000
Fixed rate debt - 14.0%	—	—	—	—	—	20,000	—	20,000	18,541

Interest Rate Derivative Financial
Instrument Related to Debt
Interest Rate Cap:
Cap rate at 4.5%	—	—	—	—	176	—	—	176	176

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

There has not been any change in our internal control over financial reporting during the three-month period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

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

Opinion Research Corporation
(Registrant)

Date: May 15, 2006	/s/ Douglas L. Cox
Douglas L. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)