Form 10-Q
period 2006-06-30
OPINION RESEARCH CORP
filed 2006-08-14
CIK 911673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common Stock, $0.01 Par Value – 5,500,206 shares as of August 7, 2006.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2005	June 30, 2006
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$—	$151
Accounts receivable:
Billed	26,959	26,344
Unbilled services	17,600	22,470

	44,559	48,814
Less: allowance for doubtful accounts	58	9

	44,501	48,805
Prepaid expense and other current assets	2,291	4,631
Assets of discontinued operations	505	8

Total current assets	47,297	53,595
Property and equipment, net	8,833	8,595
Intangibles, net	224	225
Goodwill	26,903	27,055
Deferred tax asset	4,893	2,774
Other assets	3,806	3,403
Assets of discontinued operations	212	—

	$92,168	$95,647

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,269	$7,382
Accrued expenses	11,705	10,845
Deferred revenues	4,156	4,331
Short-term borrowings	3,000	3,000
Other current liabilities	3,199	2,172
Liabilities of discontinued operations	586	—

Total current liabilities	28,915	27,730
Long-term debt	55,321	56,163
Other liabilities	1,517	2,689
Liabilities of discontinued operations	154	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,409,148 shares issued and 5,360,326 outstanding at December 31, 2005 and 5,535,246 shares issued and 5,486,424 outstanding at June 30, 2006	54	55
Additional paid-in capital	20,631	21,542
Accumulated deficit	(14,002)	(12,610)
Treasury stock, at cost, 48,822 shares	(261)	(261)
Accumulated other comprehensive (loss) income	(161)	339

Total stockholders’ equity	6,261	9,065

	$92,168	$95,647

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2006	2005	2006
Revenues	$48,954	$49,982	$95,197	$97,336
Cost of revenues	35,181	36,289	68,505	70,411

Gross profit	13,773	13,693	26,692	26,925
Selling, general and administrative expenses	9,389	9,538	18,585	18,738
Depreciation and amortization	829	968	1,607	1,893

Operating income	3,555	3,187	6,500	6,294
Interest and other non-operating expense, net	875	1,664	3,177	3,294

Income before provision for income tax expense	2,680	1,523	3,323	3,000
Provision for income tax expense	1,094	746	1,345	1,470

Income from continuing operations	$1,586	$777	$1,978	$1,530

Discontinued Operations
(Loss) income from discontinued operations, net of tax	$(245)	$8	$(495)	$(138)

Net income	$1,341	$785	$1,483	$1,392

Basic Earnings per common share:
Income from continuing operations	$0.25	$0.14	$0.31	$0.28

(Loss) income from discontinued operations	$(0.04)	$0.00	$(0.08)	$(0.03)

Net income per common share	$0.21	$0.14	$0.23	$0.26

Diluted Earnings per common share:
Income from continuing operations	$0.24	$0.14	$0.30	$0.28

(Loss) income from discontinued operations	$(0.04)	$0.00	$(0.08)	$(0.03)

Net income per common share	$0.20	$0.14	$0.22	$0.25

Weighted average shares outstanding:
Basic	6,436,411	5,447,351	6,420,655	5,418,065
Diluted	6,682,561	5,533,726	6,644,157	5,483,422

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2006
Cash flows from operating activities:
Net income	$1,483	$1,392
Less:
Loss from discontinued operations	(495)	(138)

Income from continuing operations	1,978	1,530
Adjustments to income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,607	1,893
Loss on disposal of fixed assets	1	—
Amortization of original issue discount	562	—
Amortization of loan fees	495	303
Provision for doubtful accounts	—	61
Deferred income tax	—	(54)
Equity based compensation	—	290
Change in fair value of derivative		61
Changes in operating assets and liabilities:
Billed accounts receivable	(7,522)	727
Unbilled services	(579)	(4,769)
Other assets	(969)	(303)
Accounts payable	243	1,093
Accrued expenses and other liabilities	4,667	(520)
Deferred revenues	(132)	123

Net cash provided by operating activities of continuing operations	351	435

Cash flows from investing activities:
Capital expenditures	(1,869)	(1,551)

Net cash used in investing activities of continuing operations	(1,869)	(1,551)

Cash flows from financing activities:
Net borrowings under line-of-credit agreement	8,907	2,342
Proceeds from the issuance of notes payable	15,000	—
Repayments of notes payable	(21,327)	(1,500)
Payments of loan origination and amendment fees	(495)	(231)
Repayments under capital lease arrangements	(117)	(67)
Proceeds from the issuance of capital stock and exercise of options and warrants	331	621

Net cash provided by financing activities of continuing operations	2,299	1,165

Net cash provided by operating activities of discontinued operations	55	56
Net cash used in investing activities of discontinued operations	(162)	—
Effect of exchange rate changes on cash and cash equivalents	(17)	46

Increase in cash and cash equivalents	657	151
Cash and cash equivalents at beginning of year	419	—

Cash and cash equivalents at end of period	$1,076	$151

Supplemental disclosures:
Cash paid for:
Interest	$2,080	$2,984
Income tax	1,012	402

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

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

The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All inter-company transactions are eliminated upon consolidation. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. For further information, reference should be made to the consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2005. For purposes of this report, “Opinion Research,” the “Company,” “we,” “our,” “us” or similar references mean Opinion Research Corporation and its consolidated subsidiaries unless the context requires otherwise.

Certain reclassifications and format changes have been made to prior year amounts to conform to the current period’s presentation. In Note H, Goodwill and Other Intangible Assets, fully amortized intangible asset balances have been adjusted to reflect only intangible assets with remaining amortizable lives.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, which is determined by whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority that has full knowledge of all relevant information, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement to determine the amount of benefit to recognize in the financial statements.

This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact Interpretation No. 48 will have on our financial position, results of operations, earnings per share and cash flows when adopted.

NOTE C – DISCONTINUED OPERATIONS

In December 2005 we entered into an agreement to sell the Company’s teleservices business, previously identified as a reportable segment, for the assumption of all the liabilities of the teleservices business, other than bank debt, and the possibility of receiving payments during the next five years based on its revenues over a specified threshold determined annually in accordance with a formula set forth in the sale agreement. As of June 30, 2006, we have not booked any receivable for payments under the sale agreement. Additionally, we announced the closure of our market research operations in South Korea and Mexico due to inconsistent operating results and a determination that these operations were not strategic in providing the Company’s services to its global clients.

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

The financial results of the former teleservices business and market research operations in South Korea and Mexico included in discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
(Loss) income before income tax	$(243)	$7	$(626)	$(138)
Income tax expense (benefit)	2	(1)	(131)	—

(Loss) income from discontinued operations, net	$(245)	$8	$(495)	$(138)

The assets and liabilities of the discontinued operations in South Korea and Mexico are also presented separately as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at December 31, 2005 and June 30, 2006.

NOTE D - CREDIT FACILITIES

In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizen’s Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility was for a three-year term and is secured by substantially all of our assets. In May 2006, we extended the maturity on the Senior Revolving Facility from May 3, 2007 to April 30, 2009. The Senior Revolving Facility carries an interest rate at our discretion of either the financial institution’s designated base rate (8.25% at June 30, 2006,) plus 100 basis points or LIBOR (3-month LIBOR was 5.48% at June 30, 2006) plus 300 basis points. As of June 30, 2006, there was approximately $7.1 million of additional credit available under the Senior Revolving Facility.

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

NOTE E – DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

We use derivative financial instruments to mitigate market risk from changes in interest rates. We do not use derivative financial instruments for speculative purposes.

In September 2005, we entered into an interest rate cap agreement with Citizens Bank to hedge our interest rate risk exposure on the Term Loan due to its variable interest rate. The interest rate cap qualified as a cash flow hedge pursuant to SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” The interest rate cap is set at a LIBOR rate of 4.5%, has a remaining life matching the Term Loan, was based upon a notional amount of $13.5 million, and was purchased for a premium of $106,000. Changes in the fair value of the interest rate cap are reported as a component of Other Comprehensive Income and reclassified into earnings in the period or periods during which the interest rate on the Term Loan exceeds the interest rate cap.

For the three and six months ended June 30, 2006, the value of the interest rate cap increased by approximately $40,000 and $92,000, respectively; such amount, net of tax, is reflected in Other Comprehensive Income. We reclassified approximately $17,000, before tax, into earnings for the three and six months ended June 30, 2006.

NOTE F - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Numerator:
Income from continuing operations	$1,586	$777	$1,978	$1,530
(Loss) income from discontinued operations	(245)	8	(495)	(138)

Net income	$1,341	$785	$1,483	$1,392

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding	6,436	5,447	6,421	5,418
Effect of dilutive potential common shares	247	87	223	65

Denominator for diluted earnings per share	6,683	5,534	6,644	5,483

Basic earnings per share
Income from continuing operations	$0.25	$0.14	$0.31	$0.28
(Loss) income from discontinued operations	$(0.04)	$0.00	$(0.08)	$(0.03)
Net income	$0.21	$0.14	$0.23	$0.26
Diluted earnings per share
Income from continuing operations	$0.24	$0.14	$0.30	$0.28
(Loss) income from discontinued operations	$(0.04)	$0.00	$(0.08)	$(0.03)
Net income	$0.20	$0.14	$0.22	$0.25

For the three and six months ended June 30, 2005, there were 256,900 options and 740,500 warrants outstanding to purchase our common shares that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

For the three months ended June 30, 2006, there were 542,178 options outstanding to purchase our common shares that were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive. The 740,500 warrants previously held by the LLR Partnerships were repurchased by the Company during the quarter ended September 30, 2005.

For the six months ended June 30, 2006, there were 552,178 options outstanding to purchase our common shares that were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive. The 740,500 warrants previously held by the LLR Partnerships were repurchased by the Company during the quarter ended September 30, 2005.

NOTE G - STOCK-BASED COMPENSATION

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

On January 1, 2006, the Company adopted SFAS Statement No. 123(R), “Share-Based Payment,” using the modified prospective method, whereby we apply Statement 123(R) to new and modified awards beginning January 1, 2006 and recognize compensation expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The adoption of Statement 123(R) resulted in approximately $163,000 and $290,000 of share-based compensation expense for the three and six months ended June 30, 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for options granted prior to January 1, 2006 and a lattice based option model for option grants issued in 2006. We are applying a lattice based option pricing model for new options as it allows for the variation of assumption inputs over time, thus, potentially resulting in a better estimate of fair value.

The following weighted-average assumptions were used for options granted during the six months ended June 30, 2005 and 2006:

	Six months ended June 30,
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

If we had elected to recognize compensation expense based upon the fair value of the options granted at grant date as prescribed by Statement No. 123, net income and related per share amounts would have been adjusted to the proforma amounts indicated in the table below:

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(in thousands)	(in thousands)
Net income - as reported	$1,341	$1,483
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(58)	(122)

Net income - pro forma	$1,283	$1,361

Basic earnings per share
Net income - as reported	$0.21	$0.23
Net income - pro forma	$0.20	$0.21
Diluted earnings per share
Net income - as reported	$0.20	$0.22
Net income - pro forma	$0.19	$0.20

There were no options granted during the three months ended June 30, 2005 and 2006. The number of options granted during the six months ended June 30, 2005 and 2006 was 50,000 and 122,500, respectively. The weighted average fair value of options granted during the six months ended June 30, 2005 and 2006 was $3.44 and $3.13 per share, respectively. We recognized compensation expense related to option grants of $151,000 and $253,000 for the three and six months ended June 30, 2006, respectively.

The number of shares purchased through our various Stock Purchase Plans at 85% of the lower of the fair market value at the beginning or end of the quarter, was 24,633 and 13,782 for the three months ended June 30, 2005 and 2006, respectively, and 51,675 and 41,637 for the six months ended June 30, 2005 and 2006 respectively. We recognized compensation expense related to our stock purchase plans of $12,000 and $37,000 for the three and six months ended June 30, 2006, respectively.

NOTE H - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill by segment for the six months ended June 30, 2006 are as follows:

	U.S. Market Research	U.K. Market Research	Social Research	Consolidated
	(in thousands)
Balance at January 1, 2006	$2,390	$2,732	$21,781	$26,903
Foreign currency translation	—	152	—	152

Balance at June 30, 2006	$2,390	$2,884	$21,781	$27,055

The components of intangible assets are as follows:

	December 31, 2005	June 30, 2006
	(in thousands)
Intangible assets subject to amortization
Non-competition agreements	$994	$—
Other	435	459

	$1,429	$459
Accumulated amortization	(1,205)	(234)

	$224	$225

Amortization of intangible assets for the three months ended June 30, 2005 and 2006 was $67,000 and $5,000, respectively, and $127,000 and $9,000 for the six months ended June 30, 3005 and 2006 respectively. The estimated aggregate amortization expense for the remainder of 2006 and each of the five succeeding years is as follows:

(in thousands)
2006	$9
2007	18
2008	18
2009	18
2010	18
2011	18

NOTE I - COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended June 30, 2005 and 2006 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Net income	$1,341	$785	$1,483	$1,392
Other comprehensive income:
Change in value of derivative, net of tax	—	27	—	61
Reclassification to earnings		(17)		(17)
Foreign currency translation adjustment	(501)	410	(651)	456

Comprehensive income	$840	$1,205	$832	$1,892

NOTE J - SEGMENTS

We identify segments based on our internal reporting to management and our board of directors which reflects our geographic locations and industries in which we operate. We currently have three reportable segments: U.S. market research, U.K. market research, and Social Research. We measure segment profits as operating profit, which is defined as income before interest and other non-operating expenses and income taxes. The U.S. market research segment includes unallocated corporate headquarters’ expense. Information on segments and reconciliation to the consolidated total are as follows:

(in thousands)	U.S. Market Research	U.K. Market Research	Social Research	Total Segments	Other	Divested Entities	Consolidated
Three months ended June 30, 2005
Revenues from external customers	$6,559	$5,702	$36,196	$48,457	$497		$48,954
Operating (loss) income	(139)	102	3,711	3,674	(119)		3,555
Interest and other non-operating expense, net							875
Income before income tax expense							2,680
Provision for income tax expense - continuing operations							1,094
Income from continuing operations							1,586
Loss from discontinued operations						(245)	(245)
Net income							1,341
Three months ended June 30, 2006
Revenues from external customers	$7,569	$5,495	$36,554	$49,618	$364		$49,982
Operating (loss) income	(554)	200	3,726	3,372	(185)		3,187
Interest and other non-operating expense, net							1,664
Income before income tax expense							1,523
Provision for income tax expense - continuing operations							746
Income from continuing operations							777
Income from discontinued operations						8	8
Net income							785

(in thousands)	U.S. Market Research	U.K. Market Research	Social Research	Total Segments	Other	Divested Entities	Consolidated
Six months ended June 30, 2005
Revenues from external customers	$12,962	$11,139	$70,054	$94,155	$1,042		$95,197
Operating (loss) income	(705)	74	7,352	6,721	(221)		6,500
Interest and other non-operating expense, net							3,177
Income before income tax expense							3,323
Provision for income tax expense - continuing operations							1,345
Income from continuing operations							1,978
Loss from discontinued operations						(495)	$(495)
Net income							1,483
Six months ended June 30, 2006
Revenues from external customers	$14,151	$11,116	$71,218	$96,485	$851		$97,336
Operating (loss) income	(1,095)	324	7,416	6,645	(351)		6,294
Interest and other non-operating expense, net							3,294
Income before income tax expense							3,000
Provision for income tax expense - continuing operations							1,470
Income from continuing operations							1,530
Loss from discontinued operations						(138)	(138)
Net income							1,392

NOTE K – STOCKHOLDERS’ DERIVATIVE LAWSUIT

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

NOTE L – SUBSEQUENT EVENT

On August 4, 2006, we entered into a definitive merger agreement pursuant to which the Company will be acquired by infoUSA Inc. in a transaction valued at approximately $134.3 million, including the assumption or repayment of debt. Under the terms of the agreement, our stockholders will receive $12.00 per share in cash for each share of common stock they hold. Our Board of Directors has unanimously approved the agreement and will recommend that our stockholders approve the merger. The transaction is expected to be completed in the fourth quarter of 2006 and is subject to receipt of stockholder approval and regulatory approval, as well as satisfaction of other customary closing conditions.

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

Our consolidated revenues increased in the three and six months ended June 30, 2006 as compared to the same period in 2005, reflecting continued improvement in our social research and U.S. market research segments.

Our operating income decreased in the three and six months ended June 30, 2006, as a result of increased costs of revenues, selling, general and administrative expense and depreciation and amortization expense.

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

Selling, general and administrative expense: These include expenses that are not directly related to project performance, including salaries, benefits and incentive compensation for executive management and support services including marketing, information technology, finance and human resources. Also included are external expenses including insurance, legal, marketing, audit, office space and support service expenses, travel and training costs, directors’ fees and other non-project related expenses.

On January 1, 2006, we adopted SFAS Statement No. 123(R), “Share-Based Payment,” using the modified prospective method, whereby we apply Statement 123(R) to new and modified awards beginning January 1, 2006 and recognize compensation expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The adoption of Statement 123(R) resulted in approximately $163,000 and $290,000 of share-based compensation expense for the three and six months ended June 30, 2006, respectively.

As of June 30, 2006, we estimated $1.0 million of unrecognized stock-based compensation expense relating to unvested awards. We expect to recognize this expense over a weighted average period of 1.7 years.

Interest expense: Our results in the three and six months ended June 30, 2006 were impacted by interest expense on the unsecured subordinated debt financing which occurred in July 2005 and rising interest rates on our variable debt.

Recent Developments

On August 4, 2006, we entered into a definitive merger agreement pursuant to which the Company will be acquired by infoUSA Inc. in a transaction valued at approximately $134.3 million, including the assumption or repayment of debt. Under the terms of the agreement, our stockholders will receive $12.00 per share in cash for each share of common stock they hold. Our Board of Directors has unanimously approved the agreement and will recommend that our stockholders approve the merger. The transaction is expected to be completed in the fourth quarter of 2006 and is subject to receipt of stockholder approval and regulatory approval, as well as satisfaction of other customary closing conditions.

Results of Operations

The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	28.1%	27.4%	28.0%	27.7%
SG&A	19.2%	19.1%	19.5%	19.3%
Operating income	7.3%	6.4%	6.8%	6.5%
Income from continuing operations	3.2%	1.6%	2.1%	1.6%
(Loss) income from discontinued operations	-0.5%	0.0%	-0.5%	-0.1%
Net income	2.7%	1.6%	1.6%	1.4%

Comparison of the three month periods ended June 30, 2005 and 2006

Consolidated revenues increased $1.0 million, or 2.1%, from $49.0 million in the second quarter of 2005 to $50.0 million in the second quarter of 2006. Revenues increased by $1.0 million or 15.4% in the U.S. market research segment from $6.6 million in 2005 to $7.6 million in 2006. Revenues also increased $358,000, or 1.0%, in the social research segment from $36.2 million in 2005 to $36.6 million in 2006, while revenues decreased $207,000, or 3.6%, in the U.K. market research segment from $5.7 million in 2005 to $5.5 million in 2006. The increase or decrease in revenues in the various operating segments was primarily due to higher or lower demand for services, except for the U.K. market research, where the appreciation of the U.S. dollar relative to the U.K. pound reduced revenues by $66,000.

Consolidated cost of revenues increased $1.1 million, or 3.1%, from $35.2 million in the second quarter of 2005 to $36.3 million in the second quarter of 2006, consistent with increased revenues. Gross profit as a percentage of revenues decreased from 28.1% in 2005 to 27.4% in 2006. In the U.S. market research segment, cost of revenues increased $902,000 or 21.1% from $4.3 million in 2005 to $5.2 million in 2006, while gross profit as a percentage of revenues decreased from

34.8% in 2005 to 31.6% in 2006. In the social research segment, cost of revenues increased $578,000, or 2.2%, from $26.9 million in 2005 to $27.5 million in 2006, while gross profit as a percentage of revenues decreased from 25.8% in 2005 to 24.9% in 2006. In the U.K. market research segment, cost of revenues decreased $309,000, or 8.7%, from $3.6 million in 2005 to $3.3 million in 2006, while gross profit as a percentage of revenues in the U.K. market research segment increased from 37.5% in 2005 to 40.8% in 2006. Cost of revenues in the U.K. market research were reduced by $36,000 from currency fluctuations.

Selling, general and administrative (“SG&A”) expenses increased $149,000 or 1.6% from $9.4 million in 2005 to $9.5 million in 2006. As a percentage of revenues, consolidated SG&A expenses declined from 19.2% in 2005 to 19.1% in 2006. In the U.S. market research segment, SG&A expenses increased $583,000 or 26.2% from $2.2 million in 2005 to $2.8 million in 2006, or as a percentage of revenues, from 34.0% in 2005 to 37.2% in 2006. The increase in the U.S. market research segment SG&A expenses included stock-based compensation expense of $163,000 resulting from our adoption of SFAS No. 123(R). The increase was partially offset by a $374,000 decrease in the social research segment or as a percentage of revenues, a decrease from 14.4% in 2005 to 13.2% in 2006. SG&A expense in the U.K. market research remained relatively constant at $1.8 million in 2005 and 2006, while SG&A as a percentage of revenues in the U.K. market research increased from 32.2% in 2005 to 32.4% in 2006. SG&A expense in the U.K. market research segment was reduced by $22,000 due to the appreciation of the U.S. dollar relative to the U.K. pound.

Depreciation and amortization expense increased $139,000, or 16.8%, from $829,000 in 2005 to $968,000 in 2006 as a result of increases in the related asset base in the second half of 2005 and the first quarter of 2006 in the social research and U.K. market research segments, due to our investment in technology, offset by reductions in the U.S. market research business unit. As a percentage of revenues, depreciation and amortization expense increased from 1.7% in 2005 to 1.9% in 2006.

Interest expense increased $779,000, or 91.1%, from $855,000 in the second quarter of 2005 to $1.6 million in the second quarter of 2006 due to interest expense on the subordinated debt issued in July 2005 and rising interest rates on our variable rate debt.

Other non-operating expense, net, increased by $10,000 from $20,000 in the second quarter of 2005 to $30,000 in the second quarter of 2006 primarily due to non-cash foreign exchange losses.

The provision for income tax expense for the second quarter of 2005 and 2006 was $1.1 million and $746,000, respectively. The income tax provision is higher than statutory rates in 2005 and 2006, respectively, due to the fact that we are not deriving tax benefits from certain state and non-U.S. losses.

In December 2005, we divested our former teleservices business. We also commenced the closure of non-strategic international market research operations due to inconsistent operating results and a determination that these operations were not strategic in providing the Company’s services to its global clients. These closures are expected to be completed in the third quarter of 2006. (Loss) income from discontinued operations, net of tax, was $(245,000) and $8,000 in the second quarter of 2005 and 2006 respectively.

As a result of the foregoing, net income decreased from $1.3 million in the second quarter of 2005 to $785,000 in the second quarter of 2006.

Comparison of the six month periods ended June 30, 2005 and 2006

Consolidated revenues increased $2.1 million, or 2.2%, from $95.2 million in 2005 to $97.3 million in 2006. Revenues increased by $1.2 million, or 1.7%, in the social research segment from $70.1 million in 2005 to $71.2 million in 2006. In the U.S. market research segment, revenues increased $1.2 million, or 9.2%, from $13.0 million in 2005 to $14.2 million in 2006, and a remained relatively stable at $11.1 million, in the U.K. market research segment. The increase in revenues in the various operating segments was primarily due to higher demand for services, except for the U.K. market research, where the appreciation of the U.S. dollar relative to the U.K. pound reduced revenues by $502,000.

Consolidated cost of revenues increased $1.9 million, or 2.8%, from $68.5 million in 2005 to $70.4 million in 2006, consistent with increased revenues. Gross profit as a percentage of revenues decreased from 28.0% in 2005 to 27.7% in 2006. In the social research segment, cost of revenues increased $1.2 million, or 2.3%, from $51.8 million in 2005 to $53.0 million in 2006, while gross profit as a percentage of revenues decreased from 26.0% in 2005 to 25.6% in 2006. In the U.S. market research segment, cost of revenues increased $913,000, or 10.4%, from $8.8 million in 2005 to $9.7 million in 2006, while gross profit as a percentage of revenues in the U.S. market research segment decreased from 32.4% in 2005 to 31.7% in 2006. In the U.K. market research segment, cost of revenues decreased $110,000 or 1.6% from $6.9 million in 2005 to $6.8 million in 2006, while gross profit as a percentage of revenues increased from 37.7% in 2005 to 38.6% in 2006, reflecting increased efficiency and productivity. Cost of revenues in the U.K. market research were reduced by $309,000 from currency fluctuations.

Selling, general and administrative (“SG&A”) expense increased $153,000 or 0.8% from $18.6 million in 2005 to 18.7 million in 2006. As a percentage of revenues, consolidated SG&A expenses decreased from 19.5% in 2005 to 19.3% in 2006. In the U.S. market research segment, SG&A expenses increased $784,000 from $4.5 million in 2005 to $5.3 million in 2006, or as a percentage of revenues, from 35.0% in 2005 to 37.6% in 2006. The increase in the U.S. market research segment SG&A expenses included stock-based compensation expense of $290,000 resulting from our adoption of SFAS No. 123(R). The increase was offset by a $399,000 decrease in the social research segment from $10.1 million in 2005 to $9.7 million in 2006, or as a percentage of revenues, a decrease from 14.4% in 2005 to 13.6% in 2006, and a $233,000 decrease in the U.K. market research segment from $3.7 million in 2005 to $3.5 million in 2006 or as a percentage of revenues from 33.5% in 2005 to 31.6% in 2006. SG&A expense in the U.K. market research segment was reduced by $159,000 from currency fluctuations.

Depreciation and amortization expense increased $286,000, or 17.8%, from $1.6 million in 2005 to $1.9 million in 2006, as a result of increases in the related asset base in the second half of 2005 and first quarter in 2006 in the social research and U.K. market research segments, due to our investment in technology, offset by reductions in the U.S. market research business unit. As a percentage of revenues, depreciation and amortization expense increased from 1.7% in 2005 to 1.9% in 2006.

Interest expense increased $116,000, or 3.7%, from $3.1 million in 2005 to $3.3 million in 2006 due to interest expense from the subordinated debt issued in July 2005 and rising interest rates on our variable rate debt, offset by a refinancing charge of $1.2 million in the March 2005 refinancing.

Other non-operating expense, net, increased by $1,000 from $43,000 in 2005 to $44,000 in 2006 primarily due to lower non-cash foreign exchange income.

The provision for income tax expense for 2005 and 2006 was $1.3 million and $1.5 million, respectively. The income tax provision is higher than statutory rates in 2005 and 2006, respectively, due to the fact that we are not deriving tax benefits from certain state and non-U.S. losses.

In December 2005, we divested our former teleservices business. We also commenced the closure of non-strategic international market research operations due to inconsistent operating results and a determination that these operations were not strategic in providing the Company’s services to its global clients. These closures are expected to be completed in the third quarter of 2006. Loss from discontinued operations, net of tax, was $495,000 and $138,000 in 2005 and 2006 respectively.

As a result of the foregoing, net income decreased from $1.5 million in 2005 to $1.4 million in 2006.

Liquidity and Capital Resources

Cash Flows

At June 30, 2006, working capital was $25.9 million. Net cash provided by operating activities for the six-month period ended June 30, 2005 was $351,000 compared to net cash provided by operating activities of $435,000 for the same period in 2006. For the six-month period ended June 30, 2005, the net cash provided by operating activities was primarily generated by income from continuing operations of $2.0 million, adjusted for depreciation and amortization, and other non-cash items, totaling $2.7 million, increase in accounts payable of $243,000, and increase in accrued expenses and other liabilities of $4.7 million, offset by increases in accounts receivable and other assets of $8.1 million and $969,000, respectively. Net cash provided by operating activities of discontinued operations for the six month period ended June 30, 2005 was $55,000. For the same period in 2006, the net cash provided by operating activities was primarily generated by income from continuing operations of $1.5 million, adjusted for depreciation and amortization, and other non-cash items, totaling $2.6 million, increase in accounts payable of $1.1 million offset by decreases in accrued expenses and other liabilities of $520,000, and increase in accounts receivable and other assets of $4.0 million and $303,000, respectively. Net cash provided by operating activities of discontinued operations for the six-month period ended June 30, 2006 was $56,000.

Investing activities for the six-month period ended June 30, 2005 consisted of capital expenditures of $1.9 million as compared to $1.6 million for the same period in 2006. The majority of the spending on capital items was for the replacement of technology. Capital expenditures incurred in discontinued operations for the six month period ended June 30, 2005 totaled $162,000.

Financing activities for the six-month period ended June 30, 2005 included a net increase in borrowings totaling $2.6 million, and payments for loan amendment fees and capital leases of $495,000 and $117,000 respectively, offset in part by proceeds from the sale of our common stock under our various stock purchase plans and the exercises of stock options totaling $331,000. Financing activities for the six-month period ended June 30, 2006 included a net increase in borrowings of $842,000, payments for loan amendment fees and capital leases of $231,000 and $67,000, respectively, and proceeds of $621,000 from the sale of our common stock under our various stock purchase plans and exercise of options and warrants.

Credit Facilities

In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizen’s Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility was for a three-year term and is secured by substantially all of our assets. In May 2006, we extended the maturity on the Senior Revolving Facility from May 3, 2007 to April 30, 2009. The Senior Revolving Facility carries an interest rate at our discretion of either the financial institution’s designated base rate (8.25% at June 30, 2006,) plus 100 basis points or LIBOR (3-month LIBOR was 5.48% at June 30, 2006) plus 300 basis points. As of June 30, 2006, there was approximately $7.1 million of additional credit available under the Senior Revolving Facility.

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

In September 2005, we entered into an interest rate cap agreement with Citizens Bank to hedge our interest rate risk exposure on the Term Loan due to its variable interest rate. The interest rate cap qualified as a cash flow hedge pursuant to SFAS No. 133. The interest rate cap is set at a LIBOR rate of 4.5%, has a remaining life matching the Term Loan, is based upon a notional amount of $13.5 million, and was purchased for a premium of $106,000. Changes in the fair value of the interest rate cap are reported as a component of Other Comprehensive Income and reclassified into earnings in the period or periods during which the interest rate on the Term Loan exceeds the interest rate cap.

For the three and six months ended June 30, 2006, the value of the interest rate cap increased by approximately $40,000 and $92,000, respectively; such amount, net of tax, is reflected in Other Comprehensive Income. We reclassified approximately $17,000, before tax, into earnings for the three and six months ended June 30, 2006.

Capital Expenditures

We currently have no material capital expenditure commitments and no acquisition related commitments.

We believe that our current sources of liquidity and capital will be sufficient to fund our long-term obligations and working capital needs until April 2009, at which time our Senior Revolving Facility matures.

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

The following table provides information about the financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the expected principal cash flows and related weighted average interest rates as of June 30, 2006 by expected maturities.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest (Cap) Rate

(in thousands)

	2006	2007	2008	2009	2010	2011	There after	Total	Fair Value 6/30/2006
Liabilities
Long-term debt including current portion:
Variable rate debt:
LIBOR + 3.0%, Prime +1%	$—	$—	$—	$27,913	$—	$—	$—	$27,913	$27,913
LIBOR + 3.5%	1,500	3,000	3,000	3,000	750	—	—	11,250	11,250
Fixed rate debt - 14.0%	—	—	—	—	—	20,000	—	20,000	18,051

Interest Rate Derivative Financial
Instrument Related to Debt
Interest Rate Cap:
Cap rate at 4.5%	—	—	—	—	216	—	—	216	216

ITEM 4.	CONTROLS AND PROCEDURES

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

There has not been any change in our internal control over financial reporting during the three and six month periods ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Annual Meeting of Stockholders of the Company was held on May 16, 2006 at the Company’s headquarters. The following proposals were submitted to a vote of stockholders:

1.	To elect two Directors to serve until the 2009 Annual Meeting of Stockholders of the Company and until their successors have been duly elected and qualified.

Nominee	Votes For	Votes Withheld
Frank J. Quirk	4,369,495	860,655
Robert D. LeBlanc	4,386,495	843,655

2.	To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006.

Votes For	Votes Against	Abstentions	Broker Non-Votes
4,713,528	31,841	484,781	-

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Fifth Modification to Business Loan Agreement and Security Agreement dated May 24, 2006 by and among Opinion Research Corporation, Macro International Inc., Social and Health Services, Ltd., ORC Holdings, Ltd., ORC International Ltd., Citizens’ Bank and First Horizon Bank.*

10.2	Second Modification to Business Loan Agreement and Security Agreement dated May 24, 2006 by and among Opinion Research Corporation, Macro International Inc., Social and Health Services, Ltd., ORC Holdings, Ltd., ORC International Ltd., and The Royal Bank of Scotland.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opinion Research Corporation
(Registrant)

Date: August 14, 2006	/s/ Douglas L. Cox
Douglas L. Cox
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)