Form 10-Q
period 2006-09-30
OPINION RESEARCH CORP
filed 2006-11-13
CIK 911673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value – 5,503,047 shares as of November 3, 2006.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2005	September 30 2006
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$—	$838
Accounts receivable:
Billed	26,959	22,872
Unbilled services	17,600	22,224

	44,559	45,096
Less: allowance for doubtful accounts	58	13

	44,501	45,083
Prepaid expenses and other current assets	2,291	4,550
Assets of discontinued operations	505	—

Total current assets	47,297	50,471
Property and equipment, net	8,833	8,085
Intangibles, net	224	230
Goodwill	26,903	27,161
Deferred income taxes	4,893	2,797
Other assets	3,806	3,880
Assets of discontinued operations	212	—

	$92,168	$92,624

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,269	$7,540
Accrued expenses	11,705	12,189
Deferred revenues	4,156	4,628
Short-term borrowings	3,000	3,000
Other current liabilities	3,199	2,617
Liabilities of discontinued operations	586	—

Total current liabilities	28,915	29,974
Long-term debt	55,321	50,306
Other liabilities	1,517	3,262
Liabilities of discontinued operations	154	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized: Series A - 10,000 shares designated, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 5,409,148 shares issued and 5,360,326 outstanding in 2005, and 5,549,028 shares issued and 5,500,206 outstanding in 2006	54	55
Additional paid-in capital	20,631	21,750
Retained deficit	(14,002)	(13,478)
Treasury stock, at cost, 48,822 shares	(261)	(261)
Accumulated other comprehensive (loss) income	(161)	1,016

Total stockholders’ equity	6,261	9,082

	$92,168	$92,624

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues	$46,585	$47,624	$141,782	$144,960
Cost of revenues (exclusive of depreciation)	34,275	34,398	102,780	104,809

Gross profit	12,310	13,226	39,002	40,151
Selling, general and administrative expenses	8,716	9,402	27,301	28,140
Depreciation and amortization	864	966	2,471	2,859

Operating income	2,730	2,858	9,230	9,152
Interest expense, net	1,405	1,553	4,539	4,803
Other non-operating expenses	1,379	1,199	1,422	1,243

(Loss) income before provision for income taxes	(54)	106	3,269	3,106
Provision for income taxes	551	609	1,896	2,079

(Loss) income from continuing operations	(605)	(503)	1,373	1,027

Discontinued operations
Loss from discontinued operations, net of tax	(4,049)	(1)	(4,544)	(139)
Loss on disposal, net of tax	—	(364)	—	(364)

Loss from discontinued operations	(4,049)	(365)	(4,544)	(503)

Net (loss) income	$(4,654)	$(868)	$(3,171)	$524

Repurchased LLR interests	(9,904)	—	(9,904)	—

Net (loss) income available to common shareholders	$(14,558)	$(868)	$(13,075)	$524

Basic earnings per share
(Loss) income from continuing operations	$(1.86)	$(0.09)	$(1.38)	$0.19
Loss from discontinued operations	(0.72)	(0.07)	(0.74)	(0.09)

Net (loss) income available to common shareholders	$(2.58)	$(0.16)	$(2.12)	$0.10

Diluted earnings per share
(Loss) income from continuing operations	$(1.86)	$(0.09)	$(1.38)	$0.18
Loss from discontinued operations	(0.72)	(0.07)	(0.74)	(0.09)

Net (loss) income available to common shareholders	$(2.58)	$(0.16)	$(2.12)	$0.09

Weighted average shares outstanding:
Basic	5,642,665	5,500,206	6,158,475	5,445,746
Diluted	5,642,665	5,500,206	6,158,475	5,638,407

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2006
Cash flows from operating activities:
Net (loss) income	$(3,171)	$524
Less:
Loss from discontinued operations	(4,544)	(503)

Income from continuing operations	1,373	1,027
Adjustments to income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,471	2,859
Loss on disposal of fixed assets	1	—
Non-cash interest expense	1,141	401
Provision for doubtful accounts	—	61
Deferred income tax	(16)	543
Equity based compensation	—	432
Change in fair value of derivative	—	1
Changes in operating assets and liabilities:
Billed accounts receivable	30	4,322
Unbilled services	(186)	(4,426)
Other assets	(274)	(860)
Accounts payable	(658)	1,242
Accrued expenses and other liabilities	4,687	1,456
Deferred revenues	(238)	383

Net cash provided by operating activities of continuing operations	8,331	7,441

Cash flows from investing activities:
Capital expenditures	(2,768)	(1,951)

Net cash used in investing activities of continuing operations	(2,768)	(1,951)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreement	4,156	(2,765)
Proceeds from the issuance of notes payable	35,000	—
Repayments of notes payable	(22,077)	(2,250)
Payment for repurchased LLR interests	(20,414)	—
Payments of loan origination and amendment fees	(495)	(231)
Repayments under capital lease arrangements	(145)	(101)
Proceeds from the issuance of capital stock and exercise of options and warrants	477	686

Net cash used in financing activities of continuing operations	(3,498)	(4,661)

Net cash used in operating activities of discontinued operations	(608)	(72)
Net cash used in investing activities of discontinued operations	(195)	—
Effect of exchange rate changes on cash and cash equivalents	40	81

Increase in cash and cash equivalents	1,302	838
Cash and cash equivalents at beginning of year	419	—

Cash and cash equivalents at end of period	$1,721	$838

Supplemental disclosures:
Cash paid for:
Interest	$2,773	$4,460
Income tax	1,382	920
Non-cash investing and financing activities:
Acquisition of equipment under capital leases	$20	$24

See notes to consolidated financial statements.

OPINION RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

NOTE A – BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All inter-company transactions are eliminated upon consolidation. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. For further information, reference should be made to the consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2005. For purposes of this report, “Opinion Research,” the “Company,” “we,” “our,” “us” or similar references mean Opinion Research Corporation and its consolidated subsidiaries unless the context requires otherwise.

NOTE B – infoUSA ACQUISITION

On August 4, 2006, we entered into a definitive merger agreement pursuant to which the Company has agreed to be acquired by infoUSA Inc. in a transaction valued at approximately $134.3 million, including the assumption or repayment of debt. Under the terms of the agreement, our stockholders will receive $12.00 per share in cash for each share of common stock they hold. Our Board of Directors has unanimously approved the agreement and will recommend that our stockholders approve the merger. The transaction is expected to be completed in the fourth quarter of 2006 and is subject to receipt of stockholder approval and regulatory approval, as well as satisfaction of other customary closing conditions. A special meeting of stockholders will be held on December 4, 2006 for the purpose of approving the proposed merger with infoUSA.

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact Interpretation No. 48 will have on our financial position, results of operations, earnings per share and cash flows when adopted.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“Statement 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. We will adopt Statement 157 on January 1, 2008. The adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Guidance on Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying the misstatements in current-year financial statements. The SAB requires registrants to quantify misstatements using both the year-end balance sheet perspective “iron curtain method” and current year income statement perspective “rollover method” and to evaluate whether either approach results in quantifying the aggregate impact of prior period uncorrected misstatements as material in light of relevant quantitative and qualitative factors.

SAB 108 is effective for fiscal years ending after November 15, 2006. Initial application of this guideline allows that material errors that existed at the beginning of 2006 may be corrected with a one-time cumulative effect adjustment of opening retained earnings. Historically, we have evaluated uncorrected differences utilizing the “rollover method”, and we are currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operations and liquidity.

NOTE D – DISCONTINUED OPERATIONS

In December 2005 we entered into an agreement to sell the Company’s teleservices business, previously identified as a reportable segment, for the assumption of all the liabilities of the teleservices business, other than bank debt, and the possibility of receiving payments during the next five years based on its revenues over a specified threshold determined annually in accordance with a formula set forth in the sale agreement. As of September 30, 2006, we have not booked any receivable for payments under the sale agreement. Additionally, we announced the closure of our market research operations in South Korea and Mexico due to inconsistent operating results and a determination that these operations were not strategic in providing the Company’s services to its global clients. We have completed the closure of both entities and recorded a loss on disposal of $364,000 for the three and nine months ended September 30, 2006. No further charges are anticipated.

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

The financial results of the former teleservices business and market research operations in South Korea and Mexico included in discontinued operations are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2005	2006	2005	2006
Loss before income tax	$(6,043)	$(1)	$(6,668)	$(139)
Income tax benefits	(1,994)	—	(2,124)	—

Loss from discontinued operations, net	(4,049)	(1)	(4,544)	(139)
Loss on disposal, net of tax benefit of $- in 2006	—	(364)	—	(364)

Loss from discontinued operations	$(4,049)	$(365)	$(4,544)	$(503)

The assets and liabilities of the discontinued operations in South Korea and Mexico are also presented separately as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.

NOTE E – CREDIT FACILITIES

In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizen’s Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility was for a three-year term and is secured by substantially all of our assets. In May 2006, we extended the maturity on the Senior Revolving Facility from May 3, 2007 to April 30, 2009. The Senior Revolving Facility carries an interest rate at our discretion of either the financial institution’s designated base rate (8.25% at September 30, 2006,) plus 100 basis points or LIBOR (3-month LIBOR was 5.37% at September 30, 2006) plus 300 basis points. As of September 30, 2006, the amount outstanding was $22.8 million and there was approximately $11.7 million of additional credit available under the Senior Revolving Facility.

In March 2005, we entered into a new secured term loan of $15.0 million with Citizens Bank of Pennsylvania and First Horizon Bank (the “Term Loan”). The Term Loan is for a five-year term and is secured by substantially all of our assets. The Term Loan, carrying an interest rate of LIBOR plus 350 basis points, requires principal payments of $750,000 per quarter and matures in 2010. The proceeds from the Term Loan and a drawdown from the Senior Revolving Facility were used to prepay the secured and unsecured subordinated notes in the combined amount of $20.5 million negotiated previously with another financial institution. We wrote-off unamortized fees in the amount of $813,000 and incurred prepayment penalties in the amount of $362,000 in connection with this transaction in the first quarter of 2005.

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

NOTE F – DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

We use derivative financial instruments to mitigate market risk from changes in interest rates. We do not use derivative financial instruments for speculative purposes.

In September 2005, we entered into an interest rate cap agreement with Citizens Bank to hedge our interest rate risk exposure on the Term Loan due to its variable interest rate. The interest rate cap qualified as a cash flow hedge pursuant to SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” The interest rate cap is set at a LIBOR rate of 4.5%, has a remaining life matching the Term Loan, was based upon a notional amount of $13.5 million, and was purchased for a premium of $106,000. Changes in the fair value of the interest rate cap are reported as a component of Other Comprehensive Income. Cash received from the interest rate cap arrangement is recorded as an offset to interest expense in the period or periods during which the interest rate on the Term Loan exceeds the interest rate cap.

For the three months ended September 30, 2006, the fair value of the interest rate cap decreased by approximately $90,000. For the nine months ended September 30, 2006, the value of the interest rate cap increased by approximately $2,100. The change in the fair value of the interest rate cap, net of tax, is reflected in Other Comprehensive Income. For the three months and nine months ended September 30, 2006, we have recorded cash received and expected receipt of approximately $23,000 and $40,000, respectively, as an offset to interest expense.

NOTE G - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except per share amounts)	2005	2006	2005	2006
(Loss) income from continuing operations	$(605)	$(503)	$1,373	$1,027
Repurchased LLR interests	(9,904)	—	(9,904)	—

(Loss) income from continuing operations available
to shareholders	$(10,509)	$(503)	$(8,531)	$1,027
Loss from discontinued operations	(4,049)	(365)	(4,544)	(503)

Net (loss) income available to common shareholders	$(14,558)	$(868)	$(13,075)	$524

Weighted average shares outstanding
Basic	5,643	5,500	6,158	5,446
Effect of dilutive potential common shares	—	—	—	192

Diluted	5,643	5,500	6,158	5,638

Basic earnings per share
(Loss) income from continuing operations	$(1.86)	$(0.09)	$(1.38)	$0.19
Loss from discontinued operations	$(0.72)	$(0.07)	$(0.74)	$(0.09)
Net (loss) income available to common shareholders	$(2.58)	$(0.16)	$(2.12)	$0.10
Diluted earnings per share
(Loss) income from continuing operations	$(1.86)	$(0.09)	$(1.38)	$0.18
Loss from discontinued operations	$(0.72)	$(0.07)	$(0.74)	$(0.09)
Net (loss) income available to common shareholders	$(2.58)	$(0.16)	$(2.12)	$0.09

For the three and nine months ended September 30, 2005, there were 537,029 options and warrants outstanding to purchase our common shares that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

For the three months ended September 30, 2006, there were 437,029 options and warrants outstanding to purchase our common shares that were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

NOTE H - COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the three and nine months ended September 30, 2005 and 2006 were:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2005	2006	2005	2006
Net (loss) income	$(4,654)	$(868)	$(3,171)	$524
Other comprehensive (loss) income:
Change in value of derivative, net of tax	—	(60)	—	1
Foreign currency translation adjustment	(63)	737	(713)	1,176

Comprehensive (loss) income	$(4,717)	$(191)	$(3,884)	$1,701

NOTE I - STOCK-BASED COMPENSATION

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

On January 1, 2006, the Company adopted SFAS Statement No. 123(R), “Share-Based Payment,” using the modified prospective method, whereby we apply Statement 123(R) to new and modified awards beginning January 1, 2006 and recognize compensation expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The adoption of Statement 123(R) resulted in approximately $142,000 and $432,000 of share-based compensation expense for the three and nine months ended September 30, 2006.

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

The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2005 and 2006:

	2005	2006
Expected dividend yield	0%	0%
Expected stock price volatility	45.10%	53.80%
Risk-free interest rate	4.00%	4.74%
Expected life of options	7 years	7 years

In 2005, if we had elected to recognize compensation expense based upon the fair value of the options granted at grant date as prescribed by Statement No. 123, net income and related per share amounts would have been adjusted to the proforma amounts indicated in the table below:

($ thousands, except per share amounts)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss available to common shareholders - as reported	$(14,558)	$(13,075)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(57)	(179)

Net loss available to common shareholders - pro forma	$(14,615)	$(13,254)

Basic loss per share - as reported	$(2.58)	$(2.12)
Basic loss per share - pro forma	$(2.59)	$(2.15)
Diluted loss per share - as reported	$(2.58)	$(2.12)
Diluted loss per share - pro forma	$(2.59)	$(2.15)

There were no options granted during the three months ended September 30, 2005 and 2006. The number of options granted during the nine months ended September 30, 2005 and 2006 was 50,000 and 122,500, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2005 and 2006 was $3.44 and $3.05 per share, respectively. We recognized compensation expense related to option grants of $142,000 and $432,000 for the three and nine months ended September 30, 2006, respectively.

The number of shares purchased through our various Stock Purchase Plans at 85% of the lower of the fair market value at the beginning or end of the quarter, was 22,647 and zero for the three months ended September 30, 2005 and 2006, respectively, and 74,322 and 41,637 for the nine months ended September 30, 2005 and 2006 respectively. We recognized compensation expense related to our stock purchase plans of $0 and $37,000 for the three months and nine months ended September 30, 2006, respectively.

NOTE J- GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill by segment for the nine months ended September 30, 2006 are as follows:

	U.S. Market Research	U.K. Market Research	Social Research	Consolidated
	(in thousands)
Balance at December 31, 2005	$2,390	$2,732	$21,781	$26,903
Foreign currency translation	—	258	—	258

Balance at September 30, 2006	$2,390	$2,990	$21,781	$27,161

The components of intangible assets are as follows:

	December 31, 2005	September 30, 2006
	(in thousands)
Intangible assets subject to amortization
Non-competition agreements	$994	$—
Other	435	476

	$1,429	$476
Accumulated amortization	(1,205)	(246)

	$224	$230

Amortization of intangible assets for the three and nine months ended September 30, 2005 was $51,000 and $178,000, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2006 was $5,000 and $14,000, respectively. The estimated aggregate amortization expense for the remainder of 2006 and each of the five succeeding years is as follows:

(in thousands)
2006	$5
2007	19
2008	19
2009	19
2010	19
2011	19

NOTE K- SEGMENTS

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

(in thousands)	U.S. Market Research	U.K. Market Research	Social Research	Total Segments	Other	Divested Entities	Consolidated
Three months ended September 30, 2005
Revenues from external customers	$5,956	$6,097	$34,064	$46,117	$468		$46,585
Operating (loss) income	(685)	210	3,302	2,827	(97)		2,730
Interest and other non-operating expense, net							2,784
Loss before income tax expense							(54)
Provision for income tax expense- continuing operations							551
Loss from continuing operations							(605)
Loss from discontinued operations						(4,049)	(4,049)
Net loss							(4,654)

Three months ended September 30, 2006
Revenues from external customers	$6,566	$5,817	$34,701	$47,084	$540		$47,624
Operating (loss) income	(396)	160	3,203	2,967	(109)		2,858
Interest and other non-operating expense, net							2,752
Income before income tax expense							106
Provision for income tax expense- continuing operations							609
Loss from continuing operations							(503)
Loss from discontinued operations						(365)	(365)
Net loss							(868)

Nine months ended September 30, 2005
Revenues from external customers	$18,918	$17,236	$104,118	$140,272	$1,510		$141,782
Operating (loss) income	(1,390)	284	10,654	9,548	(318)		9,230
Interest and other non-operating expense, net							5,961
Income before income tax expense							3,269
Provision for income tax expense- continuing operations							1,896
Income from continuing operations							1,373
Loss from discontinued operations						(4,544)	(4,544)
Net loss							(3,171)

Nine months ended September 30, 2006
Revenues from external customers	$20,717	$16,933	$105,919	$143,569	$1,391		$144,960
Operating (loss) income	(1,491)	484	10,619	9,612	(460)		9,152
Interest and other non-operating expense, net							6,046
Income before income tax expense							3,106
Provision for income tax expense- continuing operations							2,079
Income from continuing operations							1,027
Loss from discontinued operations						(503)	(503)
Net income							524

NOTE L – STOCKHOLDERS’ DERIVATIVE LAWSUIT

On December 2, 2004, several persons who purported to be stockholders of the Company filed a derivative complaint against the Company and its directors in the Chancery Court of the State of Delaware challenging the decision to repurchase certain interests in the Company held by LLR. The plaintiffs alleged, among other things, that the purchase price the Company intended to pay for certain of the interests held by LLR would constitute a waste of corporate assets. The complaint further alleged that, in approving the offering and the repurchase of the interests held by LLR, the directors did not act on the Company’s behalf or on behalf of its stockholders but, rather, breached their fiduciary duties of good faith and loyalty to the Company and its stockholders. Finally, the complaint alleged that Janney Montgomery Scott LLC (“JMS”), an independent valuation firm, materially overvalued the LLR interests in its opinion to the Company’s board of directors that the Company’s repurchase of the LLR interests was fair, from a financial point of view, to the stockholders other than LLR. The complaint, however, did not assert any legal claims against JMS.

Thereafter, the Company and LLR modified the terms on which the repurchase would be completed, the Company issued senior subordinated notes to finance the repurchase and, in July of 2005, the Company repurchased all of LLR’s interests in the Company for $20 million. The plaintiffs then amended their complaint to challenge the repurchase as completed and alleged that the Company paid too much for the LLR interests, that the directors breached their duties of good faith and loyalty in approving the repurchase on the modified terms and that JMS overvalued the LLR interests when it opined that the repurchase of the LLR interests was fair from a financial point of view, to the stockholders other than LLR.

The defendants then moved to dismiss plaintiffs’ amended complaint arguing, among other things, that it failed to state a claim for relief. At the conclusion of oral argument on May 1, 2006, the Court granted in part and denied in part defendants’ motion to dismiss.

Although the Court did not dismiss the plaintiffs’ amended complaint in full, the Board of Directors believes plaintiffs’ allegations lack merit and intends to vigorously defend the actions challenged in the amended complaint. Because the lawsuit is a derivative action, if successful, it could result in the defendants’ owing damages to the Company. We have not accrued any expenses or benefits beyond incurred legal costs.

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

Our consolidated revenues and operating income increased in the three and nine months ended September 30, 2006 as compared to the same period in 2005, reflecting continued improvement in our social research and U.S. market research segments.

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

On January 1, 2006, we adopted SFAS Statement No. 123(R), “Share-Based Payment,” using the modified prospective method, whereby we apply Statement 123(R) to new and modified awards beginning January 1, 2006 and recognize compensation expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The adoption of Statement 123(R) resulted in approximately $142,000 and $432,000 of share-based compensation expense for the three and nine months ended September 30, 2006, respectively.

As of September 30, 2006, we estimated $704,000 of unrecognized stock-based compensation expense relating to unvested awards. We expect to recognize this expense over a weighted average period of 1.5 years.

Interest expense: Our results in the three and nine months ended September 30, 2006 were impacted by interest expense on the unsecured subordinated debt financing which occurred in July 2005 and rising interest rates on our variable debt.

Other non-operating expense: Our results in the three and nine months ended September 30, 2006 were impacted by other non-operating expense due to costs incurred related to the infoUSA acquisition and legal expenses incurred arising from the stockholders’ derivative lawsuit.

infoUSA Acquisition

On August 4, 2006, we entered into a definitive merger agreement pursuant to which the Company has agreed to be acquired by infoUSA Inc. in a transaction valued at approximately $134.3 million, including the assumption or repayment of debt. Under the terms of the agreement, our stockholders will receive $12.00 per share in cash for each share of common stock they hold. Our Board of Directors has unanimously approved the agreement and will recommend that our stockholders approve the merger. The transaction is expected to be completed in the fourth quarter of 2006 and is subject to receipt of stockholder approval and regulatory approval, as well as satisfaction of other customary closing conditions. A special meeting of stockholders will be held on December 4, 2006 for the purpose of approving the proposed merger with infoUSA.

Results of Operations

The following table sets forth, for the periods indicated, selected operating data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	26.4%	27.8%	27.5%	27.7%
SG&A	18.7%	19.7%	19.3%	19.4%
Operating income	5.9%	6.0%	6.5%	6.3%
(Loss) income from continuing operations	-1.3%	-1.1%	1.0%	0.7%
Loss from discontinued operations	-8.7%	-0.8%	-3.2%	-0.3%
Net (loss) income	-10.0%	-1.8%	-2.2%	0.5%

Comparison of the three-month periods ended September 30, 2005 and 2006

Consolidated revenues increased $1.0 million, or 2.2%, from $46.6 million in the third quarter of 2005 to $47.6 million in the third quarter of 2006. Revenues increased by $610,000 or 10.2% in the U.S. market research segment from $6.0 million in 2005 to $6.6 million in 2006. Revenues also increased $637,000, or 1.9%, in the social research segment from $34.1 million in 2005 to $34.7 million in 2006, while revenues decreased $280,000, or 4.6%, in the U.K. market research segment from $6.1 million in 2005 to $5.8 million in 2006. The increase or decrease in revenues in the various operating segments was primarily due to higher or lower demand for services, except for the U.K. market research, where the depreciation of the U.S. dollar relative to the U.K. pound has contributed to an increase of $257,000 in revenue.

Consolidated cost of revenues increased $123,000, or 0.4%, from $34.3 million in the third quarter of 2005 to $34.4 million in the third quarter of 2006, consistent with increased revenues. Gross profit as a percentage of revenues increased from 26.4% in 2005 to 27.8% in 2006. In the U.S. market research segment, cost of revenues increased $187,000 or 4.3% from $4.3 million in 2005 to $4.5 million in 2006, while gross profit as a percentage of revenues increased from 27.3% in 2005 to 31.2% in 2006. In the social research segment, cost of revenues increased $220,000, or 0.9%, from $25.6 million in 2005 to $25.8 million in 2006, while gross profit as a percentage of revenues increased from 25.0% in 2005 to 25.7% in 2006. In the U.K. market research segment, cost of revenues decreased $361,000, or 9.1%, from $4.0 million in 2005 to $3.6 million in 2006, while gross profit as a percentage of revenues in the U.K. market research segment increased from 35.1% in 2005 to 38.2% in 2006. Cost of revenues in the U.K. market research was increased by $154,000 from currency fluctuations.

Selling, general and administrative (“SG&A”) expenses increased $686,000 or 7.9% from $8.7 million in 2005 to $9.4 million in 2006. As a percentage of revenues, consolidated SG&A expenses increased from 18.7% in 2005 to 19.7% in 2006. In the U.S. market research segment, SG&A expenses increased $204,000 or 9.7% from $2.1 million in 2005 to $2.3 million in 2006, or as a percentage of revenues, decreased from 35.3% in 2005 to 35.1% in 2006. The increase in the U.S. market research segment SG&A expenses included share-based compensation expense of $142,000 resulting from our adoption of SFAS No. 123(R). SG&A expense in social research increased $370,000 or 7.8% from $4.8 million in 2005 to $5.1 million in 2006, while SG&A as a percentage of revenues in the social research increased from 14.0% in 2005 to 14.8% in 2006. SG&A expense in the U.K. market research increased $109,000 or 6.3% from $1.7 million in 2005 to $1.8 million in 2006, while SG&A as a percentage of revenues in the U.K. market research increased from 28.5% in 2005 to 31.8% in 2006. SG&A expense in the U.K. market research segment was increased by $89,000 due to currency fluctuations.

Depreciation and amortization expense increased $102,000, or 11.8%, from $864,000 in 2005 to $966,000 in 2006 as a result of increases in the related asset base in the second half of 2005 and the first quarter of 2006 in the social research and U.K. market research segments, due to our investment in technology, offset by reductions in the U.S. market research business unit. As a percentage of revenues, depreciation and amortization expense increased from 1.9% in 2005 to 2.0% in 2006.

Interest expense, net, increased $148,000, or 10.5%, from $1.4 million in the third quarter of 2005 to $1.6 million in the third quarter of 2006 due to interest expense on the subordinated debt issued in July 2005 and rising interest rates on our variable rate debt.

Other non-operating expenses decreased $180,000, or 13.1%, from $1.4 million in the third quarter of 2005 to $1.2 million in the third quarter of 2006. The other non-operating expenses in 2005 were incurred mainly due to a cancelled equity offering and, for 2006, infoUSA acquisition related costs and legal expenses incurred arising from the stockholders’ derivative lawsuit.

The provision for income tax expense for the third quarter of 2005 and 2006 was $551,000 and $609,000, respectively. The income tax provision is higher than statutory rates in 2005 and 2006 due to the fact that we are not deriving tax benefits from state and non-U.S. losses. In 2006, the income tax provision is further impacted by certain acquisition related expenses not deductible for income tax purposes.

In December 2005, we divested our former teleservices business. We also commenced the closure of non-strategic international market research operations due to inconsistent operating results and a determination that these operations were not strategic in providing the Company’s services to its global clients. These closures were completed in the third quarter of 2006. Loss from discontinued operations, net of tax, was $4.0 million and $365,000 in the third quarter of 2005 and 2006 respectively.

As a result of the foregoing, net loss decreased from $4.7 million in the third quarter of 2005 to $868,000 in the third quarter of 2006.

During the third quarter of 2005, we repurchased interests in the Company held by LLR. The transaction consisted of the repurchase of 1,176,458 common shares purchased by LLR on September 1, 2000, 740,500 warrants to purchase common shares, rights to convert the common shares into preferred shares with an annual dividend obligation of $1.2 million, anti-dilution rights and warrants, as well as other rights. The transaction resulted in a $9.9 million increase in net loss available to common shareholders from $4.7 million to $14.6 million.

Comparison of the nine-month periods ended September 30, 2005 and 2006

Consolidated revenues increased $3.2 million, or 2.2%, from $141.8 million in 2005 to $145.0 million in 2006. Revenues increased by $1.8 million, or 1.7%, in the social research segment from $104.1 million in 2005 to $105.9 million in 2006. In the U.S. market research segment, revenues increased $1.8 million, or 9.5%, from $18.9 million in 2005 to $20.7 million in 2006. Revenues decreased by $303,000, or 1.8%, in the U.K. market research segment from $17.2 million in 2005 to $16.9 million in 2006. The increase in revenues in the various operating segments was primarily due to higher demand for services, except for the U.K. market research, where the appreciation of the U.S. dollar relative to the U.K. pound reduced revenues by $224,000.

Consolidated cost of revenues increased $2.0 million, or 2.0%, from $102.8 million in 2005 to $104.8 million in 2006, consistent with increased revenues. Gross profit as a percentage of revenues increased from 27.5% in 2005 to 27.7% in 2006. In the social research segment, cost of revenues increased $1.4 million, or 1.8%, from $77.4 million in 2005 to $78.8 million in 2006, while gross profit as a percentage of revenues decreased from 25.7% in 2005 to 25.6% in 2006. In the U.S. market research segment, cost of revenues increased $1.1 million, or 8.4%, from $13.1 million in 2005 to $14.2 million in 2006, while gross profit as a percentage of revenues in the U.S. market research segment increased from 30.8% in 2005 to 31.5% in 2006. In the U.K. market research segment, cost of revenues decreased $471,000 or 4.3% from $10.9 million in 2005 to $10.4 million in 2006, while gross profit as a percentage of revenues increased from 36.8% in 2005 to 38.4% in 2006, reflecting increased efficiency and productivity. Cost of revenues in the U.K. market research was reduced by $138,000 from currency fluctuations.

SG&A expense increased $839,000 or 3.1% from $27.3 million in 2005 to $28.1 million in 2006. As a percentage of revenues, consolidated SG&A expenses increased from 19.3% in 2005 to 19.4% in 2006. In the U.S. market research segment, SG&A expenses increased $988,000 from $6.6 million in 2005 to $7.6 million in 2006, or as a percentage of revenues, from 35.1% in 2005 to 36.8% in 2006. The increase in the U.S. market research segment SG&A expenses included share-based compensation expense of $432,000 resulting from our adoption of SFAS No. 123(R). The increase was partially offset by a $29,000 decrease in the social research segment where SG&A was stable at $14.8 million, or as a percentage of revenues, a decrease from 14.2% in 2005 to 13.9% in 2006, and a $124,000 decrease in the U.K. market research segment from $5.5 million in 2005 to $5.4 million in 2006, or as a percentage of revenues from 31.8% in 2005 to 31.6% in 2006. SG&A expense in the U.K. market research segment was reduced by $71,000 from currency fluctuations.

Depreciation and amortization expense increased $388,000, or 15.7%, from $2.5 million in 2005 to $2.9 million in 2006, as a result of increases in the related asset base in the second half of 2005 and first quarter in 2006 in the social research and U.K. market research segments, due to our investment in technology, offset by reductions in the U.S. market research business unit. As a percentage of revenues, depreciation and amortization expense increased from 1.7% in 2005 to 2.0% in 2006.

Interest expense, net, increased $264,000, or 5.8%, from $4.5 million in 2005 to $4.8 million in 2006 due to interest expense from the subordinated debt issued in July 2005 and rising interest rates on our variable rate debt, offset by a refinancing charge of $1.2 million in the March 2005 refinancing.

Other non-operating expenses decreased $179,000, or 12.6%, from $1.4 million in 2005 to $1.2 million in 2006. The other non-operating expenses in 2005 were incurred mainly due to a cancelled equity offering and, for 2006, infoUSA acquisition related costs and legal expenses incurred arising from the stockholders’ derivative lawsuit.

The provision for income tax expense for 2005 and 2006 was $1.9 million and $2.1 million, respectively. The income tax provision is higher than statutory rates in 2005 and 2006 due to the fact that we are not deriving tax benefits from certain state and non-U.S. losses. In 2006, the income tax provision is further impacted by certain acquisition related expenses not deductible for income tax purposes.

In December 2005, we divested our former teleservices business. We also commenced the closure of non-strategic international market research operations due to inconsistent operating results and a determination that these operations were not strategic in providing the Company’s services to its global clients. These closures were completed in the third quarter of 2006. Loss from discontinued operations, net of tax, was $4.5 million and $503,000 in 2005 and 2006 respectively.

As a result of the foregoing, net income increased from a loss of $3.2 million in 2005 to net income of $524,000 in 2006.

During the third quarter of 2005, we repurchased interests in the Company held by LLR. The transaction consisted of the repurchase of 1,176,458 common shares purchased by LLR on September 1, 2000, 740,500 warrants to purchase common shares, rights to convert the common shares into preferred shares with an annual dividend obligation of $1.2 million, anti-dilution rights and warrants, as well as other rights. The transaction resulted in a $9.9 million increase in net loss available to common shareholders from $3.2 million to $13.1 million.

Liquidity and Capital Resources

Cash Flows

At September 30, 2006, working capital was $20.5 million. Net cash provided by operating activities for the nine-month period ended September 30, 2005 was $8.3 million compared to net cash provided by operating activities of $7.4 million for the same period in 2006. For the nine-month period ended September 30, 2005, the net cash provided by operating activities was primarily generated by income from continuing operations of $1.4 million, adjusted for depreciation and amortization, and other non-cash items, totaling $3.6 million, increases in accrued expenses and other liabilities of $4.7 million, offset by decreases in accounts payable and deferred revenue of $896,000 and increases in unbilled services and other assets totaling $460,000. Net cash used in operating activities of discontinued operations for the nine-month period ended September 30, 2005 was $608,000. For the same period in 2006, the net cash provided by operating activities was primarily generated by income from continuing operations of $1.0 million, adjusted for depreciation and amortization, and other non-cash items, totaling $4.3 million, increases in accounts payable, accrued expenses, other liabilities and deferred revenue totaling $3.1 million, and a decrease in billed accounts receivable of $4.3 million offset by increases in unbilled receivables and other assets totaling $5.3 million. Net cash used in operating activities of discontinued operations for the nine-month period ended September 30, 2006 was $72,000.

Investing activities for the nine-month period ended September 30, 2005 consisted of capital expenditures of $2.8 million as compared to $2.0 million for the same period in 2006. The majority of the spending on capital items was for the replacement of technology. Capital expenditures incurred in discontinued operations for the nine month period ended September 30, 2005 was $195,000.

Financing activities for the nine-month period ended September 30, 2005 included a net increase in borrowings of $17.1 million; payment for the reacquisition of interests in the Company held by LLR for $20.0 million, plus transaction costs; proceeds from the sale of our common stock under our various stock purchase plans and the exercises of stock options totaling $477,000, payments of loan origination and amendment fees of $495,000 and repayment under our capital leases of $145,000. Financing activities for the nine-month period ended September 30, 2006 included a net decrease in borrowings of $5.0 million, payments for loan amendment fees and capital leases of $231,000 and $101,000, respectively, and proceeds of $686,000 from the sale of our common stock under our various stock purchase plans and exercise of options and warrants.

Credit Facilities

In May 2004, we entered into a secured revolving credit facility of $35.0 million with Citizen’s Bank of Pennsylvania and First Horizon Bank (the “Senior Revolving Facility”). The Senior Revolving Facility was for a three-year term and is secured by substantially all of our assets. In May 2006, we extended the maturity on the Senior Revolving Facility from May 3, 2007 to April 30, 2009. The Senior Revolving Facility carries an interest rate at our discretion of either the financial institution’s designated base rate (8.25% at September 30, 2006) plus 100 basis points or LIBOR (3-month LIBOR was 5.37% at September 30, 2006) plus 300 basis points. As of September 30, 2006, the amount outstanding was $22.8 million and there was approximately $11.7 million of additional credit available under the Senior Revolving Facility.

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

In September 2005, we entered into an interest rate cap agreement with Citizens Bank to hedge our interest rate risk exposure on the Term Loan due to its variable interest rate. The interest rate cap qualified as a cash flow hedge pursuant to SFAS No. 133. The interest rate cap is set at a LIBOR rate of 4.5%, has a remaining life matching the Term Loan, is based upon a notional amount of $13.5 million, and was purchased for a premium of $106,000. Changes in the fair value of the interest rate cap are reported as a component of Other Comprehensive Income. Cash received from the interest rate cap arrangement is recorded as an offset to interest expense in the period or periods during which the interest rate on the Term Loan exceeds the interest rate cap.

For the three months ended September 30, 2006, the fair value of the interest rate cap decreased by approximately $90,000. For the nine months ended September 30, 2006, the value of the interest rate cap increased by approximately $2,100. The change in the fair value of the interest rate cap, net of tax, is reflected in Other Comprehensive Income. For the three months and nine months ended September 30, 2006, we have recorded cash received and expected receipt of approximately $23,000 and $40,000, respectively, as an offset to interest expense.

Capital Expenditures

We currently have no material capital expenditure commitments and no acquisition related commitments.

We believe that our current sources of liquidity and capital will be sufficient to fund our long-term obligations and working capital needs until April 2009, at which time our Senior Revolving Facility matures.

Critical Accounting Policies

The foregoing discussion of our financial condition and results of operations is based on the consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

During the nine months ended September 30, 2006, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The following table provides information about the financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the expected principal cash flows and related weighted average interest rates as of September 30, 2006 by expected maturities.

Principal (Notional) Amount by Expected Maturity

Average Interest (Cap) Rate

(in thousands)

	2006	2007	2008	2009	2010	2011	There- after	Total	Fair Value at 9/30/06
Liabilities
Long-term debt including current portion:
Variable rate debt:
LIBOR + 3.0%, Prime +1%	—	—	—	22,806	—		—	22,806	22,806
LIBOR + 3.5%	750	3,000	3,000	3,000	750			10,500	10,500
Fixed rate debt - 14.0%	—	—	—	—	—	20,000	—	20,000	18,957
Interest Rate Derivative Financial
Instrument Related to Debt
Interest Rate Cap:
Cap rate at 4.5%	—	—	—	—	126	—	—	126	126

ITEM 4.	CONTROLS AND PROCEDURES

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

There has not been any change in our internal control over financial reporting during the three and nine month periods ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On December 2, 2004, several persons who purported to be stockholders of the Company filed a derivative complaint against the Company and its directors in the Chancery Court of the State of Delaware challenging the decision to repurchase certain interests in the Company held by LLR. The plaintiffs alleged, among other things, that the purchase price the Company intended to pay for certain of the interests held by LLR would constitute a waste of corporate assets. The complaint further alleged that, in approving the offering and the repurchase of the interests held by LLR, the directors did not act on the Company’s behalf or on behalf of its stockholders but, rather, breached their fiduciary duties of good faith and loyalty to the Company and its stockholders. Finally, the complaint alleged that Janney Montgomery Scott LLC (“JMS”), an independent valuation firm, materially overvalued the LLR interests in its opinion to the Company’s board of directors that the Company’s repurchase of the LLR interests was fair, from a financial point of view, to the stockholders other than LLR. The complaint, however, did not assert any legal claims against JMS.

Thereafter, the Company and LLR modified the terms on which the repurchase would be completed, the Company issued senior subordinated notes to finance the repurchase and, in July of 2005, the Company repurchased all of LLR’s interests in the Company for $20 million. The plaintiffs then amended their complaint to challenge the repurchase as completed and alleged that the Company paid too much for the LLR interests, that the directors breached their duties of good faith and loyalty in approving the repurchase on the modified terms and that JMS overvalued the LLR interests when it opined that the repurchase of the LLR interests was fair from a financial point of view, to the stockholders other than LLR.

The defendants then moved to dismiss plaintiffs’ amended complaint arguing, among other things, that it failed to state a claim for relief. At the conclusion of oral argument on May 1, 2006, the Court granted in part and denied in part defendants’ motion to dismiss.

Although the Court did not dismiss the plaintiffs’ amended complaint in full, the Board of Directors believes plaintiffs’ allegations lack merit and intends to vigorously defend the actions challenged in the amended complaint. Because the lawsuit is a derivative action, if successful, it could result in the defendants’ owing damages to the Company. We have not accrued any expenses or benefits, beyond incurred legal costs.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated August 4, 2006, among the Company, infoUSA Inc. and Spirit Acquisition, Inc. - Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2006.

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 16, 2006, among the Company, infoUSA Inc. and Spirit Acquisition, Inc.

4.1	Amendment No. 3 to Rights Agreement, dated August 4, 2006, between the Company and StockTrans Inc. - Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2006.

4.2	Rights Agreement, dated September 27, 2006, between the Company and StockTrans Inc. - Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006.

10.1	Executive Agreement with Frank J. Quirk entered into July 14, 2006 - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Opinion Research Corporation
(Registrant)

Date: November 13, 2006	/s/ Douglas L. Cox
Douglas L. Cox Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)